Form 10-Q
period 1996-06-30
RAC FINANCIAL GROUP INC
filed 1996-08-06
CIK 1000368

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549
                                      FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For the quarterly period ended June 30, 1996
                                                    -------------
                                          OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                -----------------------   ----------------------

Commission file number                 0-27550
                      ---------------------------------------------------------

                                RAC Financial Group, Inc.
- -------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)


            Texas                                       75-2561052
- -------------------------------               --------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


               1250 West Mockingbird Lane, Dallas, Texas 75247
- -------------------------------------------------------------------------------
              (Address of principal executive offices)
                              (Zip Code)

                                  (214) 630-6006
- -------------------------------------------------------------------------------

                16901 Dallas Parkway, Suite 200, Dallas, TX 75248
- -------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes   X           No
                                              -----             -----

There were 11,249,570 shares of voting common stock and 2,220,338 shares of non-voting common stock, $.01 par value outstanding as of June 30, 1996.

                              RAC FINANCIAL GROUP, INC.

                                  INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements (Unaudited)                 Page
                                                               -----

         Condensed Consolidated Balance Sheets -
         September 30, 1995 and June 30, 1996.................  3

         Condensed Consolidated Statements of Income-
         Three Months and Nine Months Ended
         June 30, 1995 and June 30, 1996......................  4

         Condensed Consolidated Statements of
         Cash Flows - Nine Months Ended
         June 30, 1995 and June 30, 1996......................  5

         Notes to Condensed Consolidated Financial
         Statements...........................................  6

    Item 2.   Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations.......................  9

Part II. OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K................ 15

SIGNATURE        ............................................. 17

PART I   -    FINANCIAL INFORMATION
ITEM 1        FINANCIAL STATEMENTS

                     RAC FINANCIAL GROUP,  INC.  AND SUBSIDIARIES
                   UNAUDITED CONDENSED CONSOLIDATED  BALANCE SHEETS
                                (Dollars in thousands)

                                        ASSETS

                                          September 30,1995   June 30, 1996
                                          -----------------   -------------

Cash and cash equivalents. . . . . . .              $ 2,486   $ 2,337
Loans held for sale, net . . . . . . .               19,435   165,740
Excess servicing receivable. . . . . .               29,744   116,753
Subordinated certificates held
 for sale. . . . . . . . . . . . . . .                1,313    16,527
Receivable from trusts . . . . . . . .                2,572    10,970
Other assets . . . . . . . . . . . . .                5,792    10,526
                                                   --------  --------
  Total assets . . . . . . . . . . . .             $ 61,342  $322,853
                                                   --------  --------
                                                   --------  --------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and
   accrued liabilities . . . . . . . .              $ 6,937  $ 14,804
  Warehouse financing facilities
   with affiliates . . . . . . . . . .               18,530   142,830
  Term line of credit. . . . . . . . .                9,249    37,069
  Notes payable. . . . . . . . . . . .                  872     1,120
  Subordinated notes payable to
   affiliates. . . . . . . . . . . . .                8,002     7,003
  Allowance for possible credit
   losses on loans sold. . . . . . . .                3,907    27,382
  Deferred tax liabilities, net. . . .                2,111    11,451
                                                     -------  -------
  Total liabilities. . . . . . . . . .               49,608   241,659
                                                     -------  -------
                                                     -------  -------
Commitments
Stockholders' Equity:
   Preferred stock Series A, non-voting,
     $1 par value, 8% cumulative dividend:
     Authorized - 300,000
     Issued and outstanding shares - 100,000
     as of September 30, 1995 and 0 as of
     June 30, 1996 . . . . . . . . . .                  100        --
   Preferred stock Series B, non-voting,
     $1 par value, 8% cumulative dividend:
     Authorized, issued, and outstanding shares -
     2,300,000 as of September 30, 1995 and 0 as of
     June 30, 1996 . . . . . . . . . .                2,300        --
   Common stock, $0.01 par value:
     Authorized shares - 100,000,000
     Issued and outstanding shares -6,700,000
     as of September 30, 1995 and 11,249,570 as of
     June 30, 1996 . . . . . . . . . .                   75       112
   Non-voting common stock, $0.01 par value:
     Authorized shares - 25,000,000
     Issued and outstanding shares - 1,474,402 as
     of September 30, 1995 and 2,220,338 as of
     June 30, 1996 . . . . . . . . . .                   15        22
 Additional capital. . . . . . . . . .                3,627    54,831
 Retained earnings . . . . . . . . . .                5,617    26,229
                                                     -------   -------
   Total stockholders' equity. . . . .               11,734    81,194
                                                     -------   -------
     Total liabilities and stockholders'
      equity . . . . . . . . . . . . .             $ 61,342  $322,853
                                                   ---------  -------
                                                   ---------  -------
                               See accompanying notes.

                     RAC FINANCIAL GROUP, INC.  AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                    (Dollars in thousands, except per share data)


                                                                           Three Months Ended             Nine Months Ended
                                                                                June 30,                       June 30,
                                                                           -------------------           -------------------
                                                                           1995           1996           1995           1996
                                                                           ----           ----           ----           ----
Revenues:
            Gains on sales of loans, net of costs but
             before provision for possible credit losses . . . . . .    $12,092        $41,322        $18,184        $89,815
            Interest . . . . . . . . . . . . . . . . . . . . . . . .        893          6,704          1,673        $10,761
            Servicing income . . . . . . . . . . . . . . . . . . . .        297          1,040            698          2,674
            Other income . . . . . . . . . . . . . . . . . . . . . .        322          2,310            923          5,392
                                                                            ---          -----           ----         ------

            Total revenues . . . . . . . . . . . . . . . . . . . . .     13,604         51,376         21,478        108,642
Expenses:
            Salaries and employee benefits . . . . . . . . . . . . .      2,578          9,383          5,984         22,542
            Interest . . . . . . . . . . . . . . . . . . . . . . . .        879          3,751          1,462          8,610
            Other operating. . . . . . . . . . . . . . . . . . . . .      2,226          8,458          4,986         17,320
            Provision for possible credit losses . . . . . . . . . .      1,606         14,058          2,256         26,561
                                                                          -----         ------          -----         ------
            Total expenses . . . . . . . . . . . . . . . . . . . . .      7,289         35,650         14,688         75,033
                                                                          -----        -------         ------         ------
Income before income taxes . . . . . . . . . . . . . . . . . . . . .      6,315         15,726          6,790         33,609

Provision for income taxes . . . . . . . . . . . . . . . . . . . . .     (2,345)        (5,976)        (2,660)       (12,771)
                                                                          ------         ------         ------        -------
            Net income . . . . . . . . . . . . . . . . . . . . . . .     $3,970         $9,750         $4,130        $20,838
                                                                          ------         ------         ------        -------
                                                                          ------         ------         ------        -------
Net income per share of common stock . . . . . . . . . . . . . . . .  $    0.39        $  0.70       $   0.39      $    1.70
                                                                          ------         ------         -------       --------
                                                                          ------         ------         -------       --------

Weighted average common shares and common equivalent shares
             outstanding . . . . . . . . . . . . . . . . . . . . . .     10,148         13,840         10,148         12,206
                                                                          ------         ------         -------       --------
                                                                          ------         ------         -------       --------




                               See accompanying notes.

                      RAC FINANCIAL GROUP, INC.  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                (Dollars in thousands)

                                                              Nine Months
                                                              Ended June 30,
                                                          ---------------------
                                                          1995             1996
                                                          ----             ----
OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . .    $    4,130          20,838
Adjustments to reconcile net income to net cash
  provided by (used in)operating activities:
  Provision for possible credit losses . . . . .         2,256          26,561
  Depreciation and amortization. . . . . . . . .           280             522
  Gain on sales of loans . . . . . . . . . . . .       (19,149)        (94,037)
  Changes in operating assets and liabilities:
    Excess servicing receivable amortization . .           294           7,280
    Loans originated or acquired . . . . . . . .      (196,891)       (909,102)
    Principal collected and proceeds from
      sale of loans. . . . . . . . . . . . . . .       186,201         785,069
    Accrued interest receivable. . . . . . . . .           233          (1,298)
    Excess servicing receivable, net . . . . . .        (2,670)           (180)
    Receivable from trusts . . . . . . . . . . .        (3,564)         (9,749)
    Subordinated Certificate held for sale . . .          -            (15,215)
    Other assets . . . . . . . . . . . . . . . .           (34)         (3,582)
    Accounts payable and accrued expenses. . . .           982           6,446
    Deferred tax liability . . . . . . . . . . .         1,894           9,340
                                                      ---------        ---------
  NET CASH USED IN OPERATING ACTIVITIES. . . . .       (26,038)        177,107)
                                                      ---------        ---------

  INVESTING ACTIVITIES:
    Cash from acquisition. . . . . . . . . . . .           525             252
    Purchases of equipment and leasehold
     improvements. . . . . . . . . . . . .                (325)           (785)
                                                      ---------        ---------
  NET CASH PROVIDED BY INVESTING ACTIVITIES. . .           200            (533)
                                                      ---------        ---------
  FINANCING ACTIVITIES:
    Borrowings on warehouse financing
      facilities, net. . . . . . . . . . . . . .         8,635         102,440
    Borrowings on term line of credit. . . . . .         5,135          27,820
    Borrowings (repayments) on notes
      payable, net . . . . . . . . . . . . . . .         5,713            (796)
    Proceeds from repayments of subordinated
      notes payable to affiliates. . . . . . . .         7,175          (1,000)
    Preferred stock issued (redeemed). . . . . .          (200)         (2,400)
    Common stock issued. . . . . . . . . . . . .           450          51,211
    Distributions. . . . . . . . . . . . . . . .        (2,167)           -
    Preferred stock dividends. . . . . . . . . .           (27)          ( 265)
                                                      ---------        ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES. . .        24,714         117,010

  INCREASE (DECREASE) IN CASH. . . . . . . . . .        (1,124)           (630)
  Cash and cash equivalents at
   beginning of period . . . . . . . . . . . . .         3,433           2,967
                                                      ---------        ---------
  Cash and cash equivalents at end
    of period. . . . . . . . . . . . . . . . .      $    2,309    $      2,337
                                                      ---------        ---------
                                                      ---------        ---------
  SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
     Interest paid during the period . . . . . .    $   1,441      $      8,610
                                                      ---------        ---------
                                                      ---------        ---------

                               See accompanying notes.

                     RAC FINANCIAL GROUP, INC.  AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

                                    JUNE 30, 1996


1.  BASIS OF PRESENTATION
    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1995 included in RAC Financial Group, Inc.'s registration statement on Form S-1 for its initial public offering of common stock.

   In May 1996, 800,000 common shares of the Company were issued in exchange for all of the outstanding common stock of Mortgage Plus, Incorporated (MPI), in a transaction accounted for as a pooling of interests. MPI was subsequently renamed FIRSTPLUS Financial West, Inc. (FIRSTPLUS West). As such, the consolidated financial information of the Company has been restated to include the accounts of FIRSTPLUS West for all periods presented. As FIRSTPLUS West was a Subchapter S corporation prior to the pooling with RAC, its retained earnings activity (net income (loss) and distributions) on a separate company basis has been reclassified to additional capital. Prior to the acquisition, FIRSTPLUS West operated on a fiscal year end of April 30. FIRSTPLUS West's prior years financial statements have been combined with the Company's financial statements without recasting the periods presented, except for the financial information as of and for the nine months ended
June 30, 1996 and 1995.

    All tabular information is presented in thousands.

2.  LOANS HELD FOR SALE
    Loans held for sale consist of the following:
                                            As of              As of
                                       ------------------   ---------------

                                      September 30, 1995    June 30, 1996
                                      ------------------   ----------------

First lien mortgages . . . . . . . .    $      28          $   17,535
Construction Loans . . . . . . . . .          ---               2,448
Second Lien Title I Loans. . . . . .        7,203               9,701
Second Lien Conventional Loans . . .       14,066             133,581
                                          ---------          ----------
   Subtotal. . . . . . . . . . . . .       21,297             163,265
Participations sold. . . . . . . . .         (902)                (30)
Allowance for possible
 credit losses . . . . . . . . . . .         (888)             (1,616)
Net purchase premiums (discounts) on
    Conventional loans . . . . . . .          (72)              4,121
                                          ---------          ----------
   Total . . . . . . . . . . . . . .     $ 19,435            $165,740
                                          ---------          ----------
                                          ---------          ----------

                     RAC FINANCIAL GROUP, INC.  AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (UNAUDITED)

                                    JUNE 30, 1996

3   ALLOWANCE FOR POSSIBLE CREDIT LOSSES
    The activity in the allowance for possible credit losses is summarized as follows:
                                         Year Ended       Nine Months Ended
                                     ------------------   -----------------
                                     September 30, 1995    June 30, 1996
                                     ------------------   -----------------
Balance, beginning of period . . . .     $    325          $    4,794
Allowance from FIRSTPLUS
 Financial acquisition . . . . . . .          160               -
Provision for possible credit losses        4,452              26,561
Charge offs, net . . . . . . . . . .         (143)             (2,357)
                                          ---------          ----------

Balance, end of period. . . . . . .       $ 4,794         $    28,998
                                          ---------          ----------
                                          ---------          ----------

Components of Allowance:
    Allowance for possible
     credit losses . . . . . . . . .     $    888        $      1,616
    Allowance for possible
     credit losses on loans sold . .        3,907              27,382
                                          ---------          ----------

    Total      . . . . . . . . . . .      $ 4,795        $     28,998
                                          ---------          ----------
                                          ---------          ----------

4.    EXCESS SERVICING RECEIVABLE
      The activity in the Excess Servicing Receivable is summarized as follows:
                                          Year Ended      Nine Months Ended
                                      ------------------  -----------------
                                      September 30, 1995    June 30, 1996
                                      ------------------  -----------------
Balance, beginning of period . . . .    $      -              $29,744
Acquired in acquisitions . . . . . .        1,686                 198
Excess servicing gains . . . . . . .       30,065              94,037
Excess servicing write-off . . . . .         (969)               (409)
Amortization   . . . . . . . . . . .         (488)             (6,817)
Receivable reclassified to
 Receivable from Trust . . . . . . .         (550)              --
                                          ---------          ----------
Balance, end of period . . . . . . .    $  29,744           $ 116,753
                                          ---------          ----------
                                          ---------          ----------

                     RAC FINANCIAL GROUP, INC.  AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (UNAUDITED)

                                    JUNE 30, 1996


5.  OTHER ASSETS
    Other assets consist of the following:
                                              As of               As of
                                       ------------------    -------------
                                       September 30, 1995    June 30, 1996
                                       ------------------    -------------
Goodwill, net  . . . . . . . . . . .     $    477             $   431
Furniture, equipment and leasehold
 improvements, net . . . . . . . . .        1,278               3,797
Prepaids and other . . . . . . . . .        4,037               6,298
                                          ---------          ----------
    Total      . . . . . . . . . . .      $ 5,792            $ 10,526
                                          ---------          ----------
                                          ---------          ----------
6.  GAINS ON SALES OF LOANS
    The gains on sales of loans and the related cost is as follows:

                                                                          Three Months Ended            Nine Months Ended
                                                                        -----------------------     --------------------------
                                                                              June 30                          June 30
                                                                        -----------------------     --------------------------
                                                                          1995           1996          1995            1996
                                                                        -------         -------     ----------        --------
Excess servicing gain. . . . . . . . . . . . . . . . .                  $18,600        $43,949        $25,873        $94,573
Gain sharing on loan sales . . . . . . . . . . . . . .                   (4,631)         -             (7,201)          (536)
                                                                         --------       -------        --------       --------
Subtotal . . . . . . . . . . . . . . . . . . . . . . .                   13,969         43,949         18,672         94,037
Gain on whole loan and bulk sales. . . . . . . . . . .                    1,325          4,369          3,298         10,682
                                                                         --------       -------        --------       --------
Total. . . . . . . . . . . . . . . . . . . . . . . . .                   15,294         48,318        $21,970       $104,719
Residual Interest Income . . . . . . . . . . . . . . .                    -              1,577          -              2,874
(Premium) discount, net. . . . . . . . . . . . . . . .                   (1,933)        (6,050)          (919)       (12,899)
Transaction costs. . . . . . . . . . . . . . . . . . .                   (1,269)        (2,523)        (2,867)        (4,879)
                                                                         --------       -------        --------       --------
Gains on sales of loans (before provision for possible
      credit losses) . . . . . . . . . . . . . . . . .                  $12,092        $41,322        $18,184       $ 89,815
                                                                         --------       -------        --------       --------
                                                                         --------       -------        --------       --------


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
   JUNE 30, 1996

    Loans held for sale increased from $19.4 million as of September 30, 1995 to $165.7 million as of June 30, 1996, an increase of $146.3 million or 752.8%. This increase was primarily due to the increased utilization of larger warehouse facilities (executed in June, 1995), which allowed for substantial growth in loan originations. The growth in volume was also due, in part, to the expansion of loan products offered by the Company since September 30, 1995.

In May 1996, 800,000 common shares of the Company were issued in exchange for all of the outstanding common stock of Mortgage Plus, Incorporated (MPI), in a transaction accounted for as a pooling of interests. MPI was subsequently renamed FIRSTPLUS Financial West, Inc. (FIRSTPLUS West). As such, the consolidated financial information of the Company has been restated to include the accounts of FIRSTPLUS West for all periods presented. As FIRSTPLUS West was a Subchapter S corporation prior to the pooling with RAC, its retained earnings activity (net income (loss) and distributions) on a separate company basis has been reclassified to additional capital. Prior to the acquisition, FIRSTPLUS
West operated on a fiscal year end of April 30.    FIRSTPLUS West's prior years
financial statements have been combined with the Company's financial statements without recasting the periods presented, except for the financial information as of and for the nine months ended June 30, 1996 and 1995.

    The Company's excess servicing asset increased from $29.7 million on September 30, 1995 to $116.8 million at June 30, 1996, an increase of $87.0 million or 292.5%. This increase was due to the significant increase in the amount of loans securitized from October 1, 1995 through June 30, 1996 ($427.2 million), and the elimination of sharing arrangements for securitizations which closed subsequent to September 30, 1995.

    The Company's warehouse facilities are its primary source of funding for loan originations. As of September 30, 1995, the Company had outstanding balances of $18.5 million owed to warehouse lenders at an approximate 9.25% rate of interest. As of June 30, 1996 the Company had outstanding balances of $142.8 million owed to warehouse lenders at an approximate 6.6% rate of interest. This represents a $124.3 million warehouse line balance increase from September 1995 to the June 1996 balance owing, or a 670.8%. The Company renegotiated the interest rate on its warehouse lines of credit in April 1996, effective February 1, 1996. Currently, the rates are approximately 1.25%, over the thirty-day U.S. Federal Funds Rate or 1.25% over the Company's warehouse lender's parent's thirty-day commercial paper rate.

    Accounts payable and other accrued liabilities increased from $6.9 million as of September 30, 1995 to $14.8 million as of June 30, 1996. This represents
a $7.9 million increase over the period, or 113.4%.   This increase was
primarily a result of increased payables for federal and state income taxes, securitization costs (which will be subsequently refinanced with the Company's term line lender) and increased liabilities for salary and infrastructure costs associated with the significant increases in loan volume during the quarter ended June 30, 1996.

    Total shareholders' equity at June 30, 1996 was $81.2 million, as compared with $11.7 million at September 30, 1995, an increase of $69.5 million or 592.0%. During the nine months ended June 30, 1996, the Company earned net income of $20.8 million and paid preferred stock dividends of $264,842.

RESULTS OF OPERATIONS

    The Company's total revenues increased to $51.4 million during its third fiscal quarter ended June 30, 1996, from $13.6 million for the comparable quarter ended June 30, 1995, an increase of $37.8 million or 277.7 %. For the first nine months of the fiscal year 1996, the Company's total revenues increased to $108.6 million from $21.5 million during the same period in 1995, an increase of $87.2 million or 405.8%.

    The increase in the volume of loans originated and purchased by the Company and the increase in the size and scope of the Company's securitization program throughout fiscal 1995 and continuing into fiscal 1996 was primarily responsible for this increase in revenues. The Company's securitization transactions resulted in increased Gain on Sale of Loans. Gain on Sale of Loans increased because the Company was able to sell a larger volume of loans more efficiently without reduction for any sharing arrangements in the quarter ended June 30, 1996, when compared to the quarter ended June 30, 1995, as well as for the
associated nine month periods.   Interest, servicing and other income also
increased substantially during the June 30, 1996 quarter when compared to the June 30, 1995 quarter, primarily as a result of the increased quantity of loans originated, held for sale and serviced by the Company.

    The Company's provision for possible credit losses increased by $12.4 million from $1.6 million, (0.6% of loans sold), for the quarter ended June 30, 1995 to $14.1 million (2.1% of loans sold) for the quarter ended June 30, 1996. The Company's provision for possible credit losses was $26.6 million for the nine month period ended June 30, 1996, compared to $2.3 million for the same period in 1995, an increase of $24.3 million. These increases in the provision for possible credit losses were proportional to the Company's increase in securitization activity, as adjusted for the increasing percentage of Conventional loans securitized by the Company throughout the 1995 calendar year, the removal of the Warehouse Lender's sharing arrangement payment (which required the Warehouse Lender rather than the Company to reserve for certain loans), and shifts in the quality of the loans being securitized.

    Total expenses including income taxes increased from $9.6 million for the three months ended June 30, 1995 to $41.6 million for the three months ended June 30, 1996, an increase of $32.0 million or 332.1%. On a nine-month basis, the Company's expenses including taxes increased from $17.3 million for the nine month period ended June 30, 1995, compared to $87.8 million for the comparable period ended June 30, 1996, an increase of $70.5 million or
406.1%.   As a percentage of total revenues, however, total expenses including taxes increased from 70.8% in the June 1995 quarter  to 81.0% in
the June 1996 quarter.   Total expenses including income taxes for the
nine-month periods ended June 30, 1996 and 1995 remained constant at 80.8% of total revenues.

    As a result of the above, net income increased from $4.0 million for the June 1995 quarter to net income of $9.8 million for the June 1996 quarter. This represents an increase of $5.8 million, or a 145.6% increase. Net income, on a nine-month basis, increased to $20.8 million for the first nine-month period of Fiscal Year 1996 from $4.1 million for the nine months of Fiscal Year 1995, an increase of $16.7 million or 404.6%. These increases wer primarily the result of growth in loan production and sale of loans through securitizations for the respective comparitive periods.


    The Company delivered $205.1 million out of $258.5 million in loans in June 30, 1996. During the time period between the securitization's closing and the last delivery of the $40 million of prefunded loans to the securitizations, the Five Year Treasury Yield increased from 5.3% to 6.1%.

    Weighted Average Fair, Isaac and Company scores (a default prediction model utilized by the Company) for the Conventional loans securitized in the Company's 1996-1 securitization were approximately 656 points, with a standard deviation of 45 points. Weighted Average Fair, Isaac and Company scores for the Conventional Loans securitized in the Company's 1995-1 securitization (closed during the quarter ended June 30, 1995) were approximately 605 points, with a standard deviation of approximately 67 points. This improvement in loan quality and consistency reflects the Company's effort to produce a well received and reliable securitization product. Title One loans securitized in both securitizations had Weighted Average Fair, Isaac and Company scores of approximately 625 points and a standard deviation of approximately 67 points.

    The Company's servicing (including subserviced loans) loan portfolio had 30 day and over delinquencies of 3.7% of its loans as of June 30, 1996, and 6.6% of its loans as of June 30, 1995. This decrease was primarily due to increased loan origination volumes. On a static pool basis, the Company's seasoned securitizations (those transactions funded more than nine months ago), had a weighted average 30 day and over delinquency rate of 6.7%.

     Gross defaults (before recoveries and Title I insurance claims paid) as a percentage of the serviced loan portfolio declined from the June 1995 quarter to the June 1996 quarter. Gross defaults for the nine months ended June 30, 1995 equaled $385,000, or 0.6% of the June 1995 quarterly loan portfolio. Gross defaults for the nine months ended June 30, 1996 equaled $4.9 million or 0.7% of the June 1996 loan servicing portfolio. Gross defaults experienced in the three months and nine months ended June 30, 1996 were primarily the result of lower quality loans defaulting in the 1994-1, 1995-1,1995-2, 1996-1, 1996-2 and 1996-A securitizations. As of June 30,
1996, reserves exceed cumulative defaults in these six securitizations, and with respect to all other loans in the Company's servicing portfolio. On a static pool basis, the Company's seasoned securitizations (those transactions funded more than nine months ago) had a weighted average default rate for the quarter ended June 30, 1996 of .4%.

    On a seasoned pool basis the weighted average prepayment rate for the Company's seasoned securitizations (those transactions funded more than nine months ago) was approximately 8.63% for the quarter ended June 30, 1996. Prepayment rates for newer securitizations and for non-securitized loans on the Company's balance sheet are not yet sufficient to provide meaningful data regarding future loan performance.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operations require continued access to financing sources.
The Company's primary operating cash requirements include the funding of (i) loan originations and purchases, (ii) reserve accounts, over collateralization requirements, fees and expenses incurred in connection with its securitization transactions, (iii) tax payments due on the Company's reported net income, which is based in large part on the Company's recognition of Gain on Sale of Loans, and (iv) ongoing administrative and other operating expenses.

    Adequate credit facilities and other sources of funding, which permit the Company to fund its operating cash requirements and to securitize or sell loans in the secondary market, are essential to the continuation of the Company's ability to originate and purchase loans. After utilizing available working capital, the Company borrows money to fund its loan originations and purchases, and repays these borrowings as the loans are securitized or sold. Upon the securitization or sale of loans and the subsequent repayment of the borrowings, the Company's working capital and warehouse lines of credit again become available to fund additional loan originations and purchases.

    The Company, and its two subsidiaries, First Security Mortgage Corp. and Mortgage Plus, Inc. (now known as FIRSTPLUS Financial East and FIRSTPLUS Financial West, Inc., respectively) currently have four major warehouse financing facilities. These facilities are described below:

1). The Company's largest and most significant facility (the "Warehouse Lender" facility) is secured by loans originated or purchased by the Company and bears interest payable monthly at the rate of 1.25% over the commercial paper rate of the Warehouse Lender's parent (5.4% as of June 30, 1996). This facility generally has a loan advance rate of
         par.   This facility was executed in April 1996 and was effective on
         February 1, 1996.  This facility matures on March 1, 1997.

         The Company also has a $70 million term line (maturing in February
         1999), with the Warehouse Lender, which is secured by the Company's servicing rights and excess servicing receivable. This line of credit bears interest at the rate of 2.5% over the commercial paper rate of the Warehouse Lender's parent with principal advances amortized over 60 months. The Term Line may be utilized for any working capital need; to date, the Term Line has been primarily used to finance the Company's share of premium costs, cost of issuance and initial reserve deposits for credit enhancement with respect to its securitization activities. Up to 65% of the value of the Company's excess servicing receivable (as calculated by the Warehouse Lender) may be borrowed by the Company under the terms of the facility.

2.) The Company has a $60 million warehouse facility with Bank One, Texas (the "Bank One" warehouse facility). This facility was executed in April 1996, was effective on February 1, 1996 and expires on March 31, 1997. This facility is secured by loans originated or purchased by the Company. Interest is payable monthly and accrues at 1.25% over the thirty-day Federal Funds Rate. This warehouse facility has a loan advance rate generally equal to the lesser of 90% of loan value or 97% of loan cost, not to exceed par.

3). At June 30, 1996, FIRSTPLUS Financial East, the Company's direct-to-consumer originator, had $13.7 million outstanding under its $22.5 million in warehouse facilities primarily with Leader Federal Bank of Bartlett, Tennessee. The facilities bear interest at Leader

         Federal Bank's prime rate plus 1%. The Company guarantees the repayment of advances made to First Security under this facility.

4). At June 30, 1996, FIRSTPLUS Financial West, Inc., had $14.4 million outstanding under its $40 million in warehouse facilities primarily with Bank United of Texas.

    As of June 30, 1996, the Company owed an aggregate of $7.0 million in Subordinated Notes to BOCP II, BOCP V and Farm Bureau. The Subordinated Notes were issued with detachable warrants, which were exercised for shares of Non-Voting Common Stock in February 1996. The Subordinated Notes are secured by certain assets of the Company, but are subordinated to the Warehouse Lender facility and the Bank One warehouse facility. Interest is payable quarterly on the notes. In February 1996, a portion of the proceeds from the Company's initial public offering were used to pay off $5.5 million of subordinated notes payable to Farm Bureau. At June 30, 1996, the Company also had certain other notes payable totaling approximately $1.1 million with various maturities in excess of one year.

    As indicated above, the Company's ability to continue to originate and purchase loans is dependent, in large part, upon its ability to securitize or sell its loans in the secondary market in order to generate cash proceeds for new originations and purchases. The value of and market for the Company's loans are dependent upon a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors may affect the Company's ability to purchase, securitize or sell loans for acceptable prices within a reasonable period of time. A prolonged, substantial reduction in the size of the secondary market for loans of the type originated or purchased by the Company may adversely affect the Company's ability to securitize or sell loans in the secondary market, with a consequent adverse impact on the Company's profitability and ability to fund future originations and purchases.

    As a result of the Company's increasing volume of loan originations and purchases, and its expanding securitization activities, the Company has operated, and expects to continue to operate, on a negative operating cash flow basis, which is expected to increase as the volume of the Company's loan purchases and originations increase and its securitization program grows.
The used $26.0 million of cash in the nine months ended June 30, 1995 and used $177.1 million of cash in the nine months ended June 30, 1996. The increase in the use of cash in operations is primarily related to the cost of an enlarged infrastructure, employee base and the costs that accompany the Company's securitization strategy (which increases the Gain on Sale of Loans but reduces the amount of cash received on the sale of loans as compared to whole-loan sales). The Company completed total securitizations in the amount of $235.0 million for the year ended September 30, 1995 and $427.2 million for the nine months ended June 30, 1996. In connection with securitizations, the Company is required to provide credit enhancements in the form of reserve accounts. The accumulated amounts of such cash reserves are included on the Company's balance sheet as "receivable from trusts" and equaled $7.8 million as of June 30, 1996. These accounts cannot be used by the Company for operating purposes. The Company's financings and investing activities provided cash in the amount of $116.5 million for the nine months ended June
30, 1996 and used cash of $24.9 million for the nine months ended June 30, 1995. Cash from financing and investing activities increased primarily due to additional borrowings related to the Subordinated Notes, the Term Line and other borrowings, which have been used to fund loan originations, working capital and securitization costs.

    The increased use of securitization transactions as a funding source by the Company has resulted in a significant increase in the amount of Gain on Sale of Loans recognized by the Company. For the nine months ended June 30, 1996, the Company recognized Gain on Sale of Loans in the amount of approximately $63.2 million (net of provision for possible credit losses of $26.6 million) compared to $15.9 million (net of provision for possible credit
losses of $2.3 million) for the same period in 1995.   During the nine months
ended June 30, 1996, the Company recognized Gain on Sale of Loans in the amount of approximately $27.2 million (net of provision for possible credit losses of $14.1 million) compared to $3.9 million (net allowance for possible credit losses of $1.6 million) for the same period ended June 30, 1995. This Gain on Sale has a negative impact on the cash flow of the Company since the Company will be required to pay state and federal income taxes on a portion of such gains and must currently pay securitization costs in the period the income is recognized, although the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected. The Company has funded these cash requirements through the Warehouse Lender's term line facility.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

            Not Applicable

Item 2.  CHANGES IN SECURITIES

            Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

            Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not Applicable

Item 5.  OTHER INFORMATION

            Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  Exhibits:

         10.1 Master Purchase Agreement Between Bear Stearns Home Equity Trust 1996-1 and FirstPlus Financial, Inc. dated May 10, 1996

         10.2           Custody Agreement among FIRSTPLUS Financial,
                        Inc., seller and Bear Stearns Home Equity Trust 1996-1, buyer and Bank One, Texas, N.A., custodian dated May 10, 1996

         10.3 Fifth Amendment to Credit Agreement dated June 20, 1996 by and among FIRSTPLUS Financial, Inc., RAC Financial Group, Inc. and Bank One, Texas, National Association

         10.4 Promissory Note dated June 30, 1996 between FIRSTPLUS Financial, Inc. and Bank One, Texas, National Association

         *10.5 Agreement and Plan of Merger dated May 22, 1996, among RAC Financial Group, Inc., FIRSTPLUS
                        Financial West, Inc., Mortgage Plus Incorporated and the Shareholders

         11             Statement re: Computation of Per Share Earnings

         27             Financial Data Schedule

* Incorporated by reference from the Company's Current Report on Form 8-K dated June 14, 1996.

         (B)Reports on Form 8-K

    On June 14, 1996, the Company filed a Current Report on Form 8-K reporting the acquisition of Mortgage Plus Incorporated. The financial statements required by such Form 8-K will be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAC Financial Group, Inc.
(Registrant)



by:  /s/  Eric C. Green
    -------------------------------------------
    Eric C. Green
    Chief Financial Officer
    (Principal Financial Officer and Duly Authorized Officer)


date: 8/6/96
      ----------------------

                                  INDEX TO EXHIBITS

     EXHIBIT NO.                         EXHIBIT
     -----------                        ---------

         10.1 Master Purchase Agreement Between Bear Stearns Home Equity Trust 1996-1 and FirstPlus Financial, Inc. dated May 10, 1996

         10.2           Custody Agreement among FIRSTPLUS Financial,
                        Inc., seller and Bear Stearns Home Equity Trust 1996 -1, buyer and Bank One, Texas, N.A., custodian dated May 10, 1996

         10.3 Fifth Amendment to Credit Agreement dated June 20, 1996 by and among FIRSTPLUS Financial, Inc., RAC Financial Group, Inc. and Bank One, Texas, National Association

         10.4 Promissory Note dated June 30, 1996 between FIRSTPLUS Financial, Inc. and Bank One, Texas, National Association

        *10.5 Agreement and Plan of Merger dated May 22, 1996, among RAC Financial Group, Inc., FIRSTPLUS
                        Financial West, Inc., Mortgage Plus Incorporated and the Shareholders

         11             Statement re: Computation of Per Share Earnings

         27             Financial Data Schedule

* Incorporated by reference from the Company's Current Report on Form 8-K dated June 14, 1996.