Form 10-K
period 1996-09-30
RAC FINANCIAL GROUP INC
filed 1996-12-23
CIK 1000368

=============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                     FORM 10-K

 (Mark One)
    X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   ---
        EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                          OR

   ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT  OF 1934

For the transition period from     ________ to ________

Commission File Number 0-27550

                                 RAC FINANCIAL GROUP, INC.
                  (Exact name of registrant as specified in its charter)

          Texas                                         75-2561052
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

    1250 WEST MOCKINGBIRD LANE
         DALLAS, TEXAS                                       75247
(Address of principal executive                           (Zip Code)
          offices)
    Registrant's telephone number, including area code:  (214) 630-6006

           Securities registered pursuant to Section 12(b) of the Act:
                                        None

             Securities registered pursuant to Section 12(g) of the Act:
                             COMMON STOCK, $.01 PAR VALUE

                                    (Title of Class)
                             ______________________________

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No ____
                                                    ---

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

 The aggregate market value of Common Stock held by nonaffiliates of the registrant, based on the closing price of the Common Stock as reported by the Nasdaq National Market on November 29, 1996 was $326,435,410. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. As of November 30, 1996, 27,497,758 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

 The Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held February 26, 1996, to be filed with the Commission not later than 120 days after September 30, 1996, is incorporated by reference into Part III of this report.

=============================================================================

                                  PART I

ITEM 1. BUSINESS.

     RAC Financial Group, Inc. (together with its subsidiaries, the "Company") is a specialized consumer finance company that operates under the trade name FIRSTPLUS. The Company originates, purchases, services and sells consumer finance receivables, substantially all of which are debt consolidation or home improvement loans secured primarily by second liens on real property. The Company offers uninsured home improvement and uninsured debt consolidation loans ("Conventional Loans") and to a lesser extent partially insured Title I home improvement loans ("Title I Loans"). The Company sells substantially all of its Conventional Loans and Title I Loans (together, the Company's "strategic loans") primarily through its securitization program and retains rights to service these loans. The Company originated and purchased an aggregate of $227.9 million and $1.1 billion of strategic loans in the fiscal years ended September 30, 1995 and 1996, respectively. For fiscal 1995 and 1996, the Company had total revenues of $33.9 million and $198.1 million, respectively, Gain on Sale of loans, net (but before provision for possible credit losses), of $29.1 million (of which $4.1 million was related to non-strategic loans) and $158.6 million (of which $8.4 million is related to non-strategic loans), respectively, and net income of $5.8 million and $34.2 million, or $0.28 and $ 1.31 per share on a fully diluted basis, respectively.

     The Company relies principally on the creditworthiness of the borrower for repayment of Conventional Loans. The Company's borrowers typically have limited access to consumer financing for a variety of reasons, primarily insufficient home equity values. The Company uses its own credit evaluation criteria to classify its applicants as "A+" through "D" credits. These criteria include, as a significant component, the credit evaluation scoring methodology developed by Fair, Issac and Company ("FICO"). The Company currently makes loans only to borrowers it classifies as "C+" or better on Conventional Loans and "C" or better on Title I Loans. For fiscal 1995 and 1996, 76.7% and 83.2%, respectively, of the Company's Conventional Loan originations were classified by the Company as "B" borrowers or better and 62.7% and 53.2%, respectively, of the Company's Title I Loans were so classified.

     The Company's principal origination channel is its network of regional independent correspondent lenders. Correspondent lenders tend to be commercial banks, thrifts or finance companies that do not have the infrastructure to hold and service portfolios of Conventional and Title I Loans. The Company's correspondent lenders originate loans using the Company's underwriting criteria and sell these loans to the Company. During fiscal 1995 and 1996, the Company originated loans through correspondent lenders ("Correspondent Loans") of $81.9 million and $1.0 billion, representing 68.5% and 93.9%, respectively, of the Company's originations of strategic loans during such periods.

     In early 1996, the Company expanded its efforts to originate loans directly to qualified homeowners ("Direct Loans"). The Company originates Direct Loans through television, radio and direct mail advertising campaigns and referrals from its independent home improvement contractors. The Company is pursuing a strategy to increase its Direct Loan originations because the Company believes that Direct Loans should prove to be more profitable and allow the Company to have better control over the quality and size of the Company's production. To achieve this goal, the Company is attempting to develop national recognition of the FIRSTPLUS brand name through increased advertising and the use of celebrity spokespersons, such as Dan Marino, a professional football player with the Miami Dolphins. The Company is expanding its direct mail and telemarketing campaigns, hiring direct-to-consumer marketing professionals and increasing its local-market presence by acquiring or opening additional branches. The Company originated $906,000 and $45.1 million in Direct Loans in fiscal 1995 and 1996, respectively, representing 0.4% and 4.1%, respectively, of the Company's originations of strategic loans during such periods.

     As a result of the Company's recent acquisitions of FIRST PLUS Financial West, Inc. ("FIRSTPLUS West") and FIRSTPLUS Financial East, Inc. ("FIRSTPLUS East"), the Company acquired certain loan origination programs that do not directly adhere to the Company's securitization parameters. Consequently, these non-strategic loans originated through such programs are sold to other lenders on a whole-loan basis with all servicing rights released. The Company originated $83.4 million of non-strategic loans during fiscal 1995 and $382.2 million during the fiscal year ended September 30, 1996. The Company plans to convert the non-strategic loan operations to operations that will originate strategic loans that meet the Company's current securitization parameters.

     The Conventional Loans originated by the Company in fiscal 1995 and 1996 had an average principal amount of approximately $17,426 and $27,671, respectively, and had a weighed average interest rate of 15.1% and 14.5% per annum, respectively. Conventional Loans originated by the Company in fiscal 1995 and 1996 had a weighted average maturity of 14.6 years and 18.7 years, respectively, and an average FICO score of 629 and 662, respectively. See "Business -- Underwriting." Title I Loans are insured, subject to certain exceptions, for 90% of the principal balance and certain interest costs under the Title I Credit Insurance program (the "Title I Program") administered by the Federal Housing Administration (the "FHA"). The Title I Loans originated by the Company in fiscal 1995 and 1996 had an average principal amount of approximately $15,160 and $17,414, respectively, and had interest rates primarily ranging from 11.0% to 17.5% per annum.

     The Company sells substantially all of the Conventional Loans and Title I Loans it originates and purchases through its securitization program and generally retains rights to service such loans. The Company sold through nine securitization transactions approximately $234.8 million and $723.1 million of strategic loans during fiscal 1995 and 1996, respectively. The Company earns servicing fees on a monthly basis ranging from 0.75% to 1.25% on the loans it services in the various securitization pools. At September
30, 1996, the principal amount of strategic loans serviced by the Company
(the "Serviced Loan Portfolio") was $1.3 billion.  The Serviced Loan
Portfolio includes strategic loans held for sale and strategic loans that have been securitized and are serviced by the Company (including $68.0 million of loans subserviced by a third party).

LOAN PRODUCTS

     The Company originates Conventional and Title I Loans. Each of those products is typically secured by a mortgage lien, although the Company occasionally originates unsecured Title I Loans. The loans funded by the Company are used for debt consolidation and a wide variety of home improvement projects, such as exterior/interior finishing, structural additions, roofing, plumbing, heating and insulation. The Company lends to borrowers in various credit categories. See "--Underwriting."

     CONVENTIONAL LOANS. A Conventional Loan is a non-insured consumer loan specifically undertaken for debt consolidation and/or to pay for home improvement projects. Substantially all of the Conventional Loans originated by the Company are secured by second mortgage liens. The Company relies principally on the creditworthiness of the borrower, and to a lesser extent on the underlying collateral, for repayment of Conventional Loans. The average size of a Conventional Loan made by the Company during fiscal 1995 and 1996 was approximately $17,426 and $27,671, respectively.

     Under the Company's "Buster Plus" Conventional Loan program, a minimum of 40% of the gross loan amount must be used for home improvement purposes. The remaining percentage of the gross loan amount can be used for any combination of debt consolidation, closing costs and an allowable cash out, subject to a cash out maximum. The cash out, portion may be used to purchase property, other than real property. The loan terms under the Buster Plus program range from one to 25 years.

     The following table sets forth certain information with respect to the Company's Buster Plus program:

                               BUSTER PLUS


 CREDIT           FICO          MAXIMUM           MAXIMUM         MAXIMUM
 GRADE            SCORE       LOAN AMOUNT(1)       LTV(2)        CASH OUT(3)
------            -----       --------------      --------       -----------

A+                700 +         $80,000            125.0%          $25,000
A                 680 - 699     $70,000            125.0%          $20,000
B+                660 - 679     $60,000            125.0%          $15,000
B                 640 - 659     $50,000            125.0%          $10,000
C+                620 - 639     $40,000            125.0%          $ 5,000
C/D               not available for this program

(1) The maximum loan amount includes all closing costs and is $25,000 for condos, 2-4 units, or manufactured housing, on all grades.
(2) LTV is determined by adding all debt secured by the property and dividing the result by the value of the property. The maximum LTV for condos, 2-4 units, or manufactured housing is 100%, on all grades. Does not give effect to any increased value from the home improvement portion of the loan.
(3) Amounts are subject to a minimum of 40% being used for home improvement purposes.

     Under the Company's "Debt Buster" Conventional Loan program, the entire loan amount can be used for any combination of debt consolidation, closing costs and an allowable cash out, subject to a cash out maximum. The loan proceeds may be used to purchase property other than real property. The loan terms under the Debt Buster program range from one to 25 years.

     The following table sets forth certain information with respect to the Company's Debt Buster program:


                               DEBT BUSTER


 CREDIT           FICO          MAXIMUM           MAXIMUM         MAXIMUM
 GRADE            SCORE       LOAN AMOUNT(1)       LTV(2)        CASH OUT(3)
------            -----       --------------      --------       -----------
A+                700 +           $65,000           125.0%          $25,000
A                 680 - 699       $55,000           125.0%          $20,000
B+                660 - 679       $45,000           125.0%          $15,000
B                 640 - 659       $35,000           125.0%          $10,000
C+                620 - 639       $25,000           125.0%          $ 5,000
C/D               not available for this program


(1) The maximum loan amount includes all closing costs and is $25,000 for condos, 2-4 units, or manufactured housing, on all grades.
(2) LTV is determined by adding all debt secured by the property and dividing the result by the value of the property. The maximum LTV for condos, 2-4 units, or manufactured housing is 100%, on all grades. Does not give effect to any increased value from the home improvement portion of the loan.
(3) Amounts are subject to a minimum of 40% being used for home improvement purposes.

     TITLE I LOANS. Several types of loans may be made under the Title I Program, including property improvement loans to finance the alteration, repair or improvement of existing single family, multifamily and
non-residential structures.   Under the Title I Program, loan processing and
credit determination procedures are carried out by the lending institution. Under the Title I Program, the FHA does not review individual loans at the time of approval, except when the amount of a Title I Program loan would result in any borrower having a total unpaid principal obligation on all Title I Loans in excess of $25,000. No equity is required in the property subject to improvement for loans of $25,000 or less. Title I Loans are fully amortizing with maximum terms to maturity of 20 years. All borrowers are required to possess one-half vested interest or more in the property subject to improvement and are qualified based upon their ability to make monthly payments rather than on the loan-to-value ratio on the underlying real estate collateral.

     The Title I Program is an insurance program. A loan owner under the Title I Program assumes the risk of losing up to 10% of the principal balance on every loan, plus certain expenses submitted to the FHA for an insurance claim, plus a portion of the interest on such loans. The FHA insures the remaining 90% of the principal balance of each loan and certain interest costs, provided that the owner has not depleted its loss reserve account established with the Department of Housing and Urban Development ("HUD") and the loan was originated within HUD guidelines. The HUD loss reserve account balance is adjusted by HUD as claims are paid and new Title I Loans are acquired. If at any time claims exceed the loss reserve balance, the remaining Title I Loans will be uninsured until the reserve account balance is increased by new loan originations or purchases. When Title I Loans are securitized, all loss reserves related to the securitized loans are transferred to the securitization trust. As a result, the Company's loss reserve account is significantly reduced after each of the Company's securitization transactions until new originations or purchases replenish the Company's HUD loss reserve account. The loan owner generally pays to HUD an insurance charge equal to 0.5% of the loan amount, multiplied by the number of years of the loan term.

     The average size of a Title I Loan originated by the Company for fiscal 1995 and 1996 was approximately $15,160 and $17,414 respectively. During fiscal 1994, fiscal 1995 and 1996, originations of Title I Loans accounted for approximately 43.8%, 49.3% and 11.1%, respectively, of the Company's total strategic loans originated.

     CONSUMER LOANS. On October 1, 1996, the Company acquired National Loans, Inc. ("National"), a personal consumer finance company with 26 branch offices located in Mississippi and Tennessee and with approximately $15.3 million in finance receivables at the date of the acquisition. The acquisition was accounted for as a pooling of interests. It is the Company's desire to acquire additional consumer finance companies that have positive cash flows and established branch entworks. The Company intends to deliver its Direct Loans, in addition to the traditional personal consumer finance products already offered, in such branches.

     Consumer finance loans are typically secured by personal property and other consumer products, evidenced by UCC filings, for amounts averaging between $1,500 and $2,000 per loan and for a term of approximately 18 months, although many of the loans are prior to maturity. National makes its credit decisions primarily on its assessment of a customer's ability to repay the obligation. In making a credit decision, in addition to the size of the obligation, National generally considers a customer s income level, type and length of employment, stability of residence, personal references and prior credit history. Volume yields range from 24% to 39% on direct loans and 18% to 24% on sales finance contracts. The average collection yield for all accounts is approximately 34%.

LOAN ORIGINATION CHANNELS

 The Company originates Correspondent Loans through its network of regional correspondent lenders and Direct Loans through direct mail, telemarketing and advertising. Historically, the Company originated Contractor Loans through the Company's network of independent home improvement contractors. Recently, however, the Company discontinued its purchases of Contractor Loans and began using certain of its larger independent home improvement contractors for Direct Loan referrals. From time to time the Company makes selected purchases of Bulk Loans as another means of increasing the Serviced Loan Portfolio. As a result of its recent acquisitions, the Company makes certain non-strategic loans, which the Company intends to discontinue.

     The table below presents for strategic and non-strategic loans the loan production and the weighted average coupon ("WAC") for each quarter since the beginning of fiscal 1995, subdivided into Conventional and Title I Loans:

                                                      LOAN PRODUCTION AND WAC

                                                        THREE MONTHS ENDED
                     ------------------------------------------------------------------------------------
                      DECEMBER 31, 1994      MARCH 31, 1995         JUNE 30, 1995      SEPTEMBER 30, 1995
                     ------------------    ------------------    ------------------    ------------------
                     DOLLARS  #UNITS WAC   DOLLARS #UNITS WAC    DOLLARS #UNITS WAC    DOLLARS #UNITS WAC
                     -------  ------ ---   ------- ------ ---    ------- ------ ---    ------- ------ ---
                                                       (DOLLARS IN THOUSANDS)
STRATEGIC LOANS
Correspondent Loans:
  Conventional            $-     -      -%  $2,114   146 15.48%     $682     75 14.94%  $33,698 1,407 14.74%
  Title I                  -     -      -    4,950   232 13.61    13,571    665 13.52    26,851 1,774 13.74
                     -------- ----- ------ ------- ----- ------ -------- ------ ------ -------- ----- ------
         Total            $-     -      -%  $7,064   378 13.64%  $14,253    740 13.66%  $60,549 3,181 14.22%
                     -------- ----- ------ ------- ----- ------ -------- ------ ------ -------- ----- ------
                     -------- ----- ------ ------- ----- ------ -------- ------ ------ -------- ----- ------
Direct Loans:
  Conventional            $-     -      -%      $-    -      -%       $-     -      -%     $310    13 15.54%
  Title I                  -     -      -       16     2 15.26       454     30 15.07       126     8 15.14
                     -------- ----- ------ ------- ----- ------ -------- ------ ------ -------- ----- ------
          Total           $-     -      -%     $16     2 15.26%     $454     30 15.07%     $436    21 15.42%
                     -------- ----- ------ ------- ----- ------ -------- ------ ------ -------- ----- ------
                     -------- ----- ------ ------- ----- ------ -------- ------ ------ -------- ----- ------
Contractor Loans:
  Conventional        $4,248    390 15.80%  $5,303   442 16.25%   $7,022    497 15.77%   $7,249   509 15.12%
  Title I              2,719    256 15.56    2,968   278 15.56     3,690    333 14.97     3,612   311 14.24
                     -------- ----- ------ ------- ----- ------ -------- ------ ------ -------- ----- ------
         Total        $6,967    646 15.76%  $8,271   720 16.02%  $10,712    830 15.48%  $10,861   820 14.79%
                     -------- ----- ------ ------- ----- ------ -------- ------ ------ -------- ----- ------
                     -------- ----- ------ ------- ----- ------ -------- ------ ------ -------- ----- ------
Bulk Loans:
  Conventional          $108     25     -%  $2,063   142     -%  $12,392  1,036     -%   $1,454   108     -%
  Title I              -         -      -    4,606   336     -    86,695  5,907     -     1,034   289     -
                     -------- ----- ------ ------- ----- ------ -------- ------ ------ -------- ----- ------
         Total          $108     25     -%  $6,669   478     -%  $99,087  6,943     -%   $2,488   397     -%
                     -------- ----- ------ ------- ----- ------ -------- ------ ------ -------- ----- ------
                     -------- ----- ------ ------- ----- ------ -------- ------ ------ -------- ----- ------
Total Strategic Loan
 Production:
  Conventional        $4,356    415 15.80%  $9,480   730 16.03%  $20,096  1,608 15.70%  $42,711 2,037 14.81%
  Title I              2,719    256 15.56   12,540   848 14.34   104,410  6,935 13.86    31,623 2,382 13.80
                     -------- ----- ------ ------- ----- ------ -------- ------ ------ -------- ----- ------
         Total        $7,075    671 15.76% $22,020 1,578 14.92% $124,506  8,543 14.45%  $74,334 4,419 14.31%
                     -------- ----- ------ ------- ----- ------ -------- ------ ------ -------- ----- ------
                     -------- ----- ------ ------- ----- ------ -------- ------ ------ -------- ----- ------
NON-STRATEGIC LOANS
Total Non-strategic
 Loan Production     $14,308    289  9.43% $11,809   465 12.06%  $18,784    683 11.94%  $38,522 1,023  9.84%
                     -------- ----- ------ ------- ----- ------ -------- ------ ------ -------- ----- ------
                     -------- ----- ------ ------- ----- ------ -------- ------ ------ -------- ----- ------
Total Loan
 Production:         $21,383    960 10.11% $33,829 2,043 13.54% $143,290  9,226 13.31% $112,856 5,442 12.68%
                     -------- ----- ------ ------- ----- ------ -------- ------ ------ -------- ----- ------
                     -------- ----- ------ ------- ----- ------ -------- ------ ------ -------- ----- ------

                                                        THREE MONTHS ENDED
                     ------------------------------------------------------------------------------------
                      DECEMBER 31, 1995      MARCH 31, 1996         JUNE 30, 1996      SEPTEMBER 30, 1996
                     ------------------    ------------------    ------------------    ------------------
                     DOLLARS  #UNITS WAC   DOLLARS #UNITS WAC    DOLLARS  #UNITS  WAC    DOLLARS #UNITS WAC
                     -------  ------ ---   ------- ------ ---    -------  ------  ---    ------- ------ ---
                                                       (DOLLARS IN THOUSANDS)
STRATEGIC LOANS
Correspondent Loans:
  Conventional        $73,165 2,871 14.77% $100,021 3,817 14.45% $233,343  8,141 14.63% $508,729 17,871 14.59%
  Title I              44,098 2,930 13.72    19,118   924 13.63    18,672    917 13.95    25,655  1,197 13.52
                     -------- ----- ------ -------- ----- ------ -------- ------ ------ -------- ------ ------
         Total       $117,263 5,801 14.39% $119,139 4,741 14.32% $252,015  9,058 14.58% $534,384 19,068 14.54%
                     -------- ----- ------ -------- ----- ------ -------- ------ ------ -------- ------ ------
                     -------- ----- ------ -------- ----- ------ -------- ------ ------ -------- ------ ------
Direct Loans:
  Conventional           $573    25 16.78%   $4,893   174 15.77%   $8,256    332 16.19%  $30,659  1,192 12.73%
  Title I                 111     4 15.71       237    12 15.97       277     17 15.62       109      8 12.69
                     -------- ----- ------ -------- ----- ------ -------- ------ ------ -------- ------ ------
          Total          $684    29 16.60%   $5,130   186 15.78%   $8,533    349 16.16%  $30,768  1,200 12.73%
                     -------- ----- ------ -------- ----- ------ -------- ------ ------ -------- ------ ------
                     -------- ----- ------ -------- ----- ------ -------- ------ ------ -------- ------ ------
Contractor Loans:
  Conventional         $4,290   312 14.90%   $2,590   161 14.60%   $1,525     85 13.53%     $799     32 12.97%
  Title I               5,023   370 14.74     3,245   249 14.73     3,108    226 14.05       974     73 14.06
                     -------- ----- ------ -------- ----- ------ -------- ------ ------ -------- ------ ------
         Total         $9,313   682 14.80%   $5,835   410 14.68%   $4,633    311 13.87%   $1,773    105 13.57%
                     -------- ----- ------ -------- ----- ------ -------- ------ ------ -------- ------ ------
                     -------- ----- ------ -------- ----- ------ -------- ------ ------ -------- ------ ------
Bulk Loans:
  Conventional        $36,309 1,303     -%       $-     -     -%       $-      -     -%       $-      -     -%
  Title I                   -     -     -         -     -     -         -      -     -         -      -     -
                     -------- ----- ------ -------- ----- ------ -------- ------ ------ -------- ------ ------
         Total        $36,309 1,303     -%       $-     -     -%       $-      -     -%       $-     -      -%
                     -------- ----- ------ -------- ----- ------ -------- ------ ------ -------- ------ ------
                     -------- ----- ------ -------- ----- ------ -------- ------ ------ -------- ------ ------
Total Strategic Loan
 Production:
  Conventional       $114,337 4,511 14.79% $107,504 4,152 14.51% $243,124  8,558 14.68% $540,187 19,095 14.57%
  Title I              49,232 3,304 13.83    22,600 1,185 13.81    22,057  1,160 13.99    26,738  1,278 13.53
                     -------- ----- ------ -------- ----- ------ -------- ------ ------ -------- ------ ------
         Total       $163,569 7,815 14.43% $130,104 5,337 14.39% $265,181  9,718 14.62% $566,925 20,373 14.52%
                     -------- ----- ------ -------- ----- ------ -------- ------ ------ -------- ------ ------
                     -------- ----- ------ -------- ----- ------ -------- ------ ------ -------- ------ ------
NON-STRATEGIC LOANS
Total Non-strategic
 Loan Production      $61,424 1,153  9.38% $141,129 1,948  8.33% $118,325  1,760  9.15%  $61,293  1,163  9.65%
                     -------- ----- ------ -------- ----- ------ -------- ------ ------ -------- ------ ------
                     -------- ----- ------ -------- ----- ------ -------- ------ ------ -------- ------ ------
Total Loan
 Production:         $224,993 8,968 13.07% $271,233 7,285 11.82% $383,506 11,478 13.43% $628,218 21,536 14.04%
                     -------- ----- ------ -------- ----- ------ -------- ------ ------ -------- ------ ------
                     -------- ----- ------ -------- ----- ------ -------- ------ ------ -------- ------ ------

     CORRESPONDENT LOANS. Correspondent Loans are originated and closed by independent correspondent lenders in accordance with the Company's own underwriting standards and are subsequently purchased by the Company. Commencing in the second quarter of fiscal 1995, the Company implemented a Correspondent Loan program. During fiscal 1995 and 1996, the Company purchased approximately $81.9 million and $1.0 billion of Correspondent Loans, respectively. The Company typically purchases Correspondent Loans at or above the par value of such loans. The average principal amount of Correspondent Loans originated during fiscal 1995 and 1996 was $19,043 and $26,451, respectively. The Company anticipates that its correspondent operations will continue to expand and represent the majority of its overall business in the short-to-mid-term.

     The Company's Correspondent Loan program involves the purchase of both Conventional Loans and Title I Loans from independent correspondent lenders with whom the Company maintains ongoing relationships. These lenders are usually situated in local markets where they are able to contact borrowers and independent home improvement contractors directly. Correspondent lenders tend to be commercial banks or finance companies that lack the infrastructure to hold and service portfolios of Conventional or Title I Loans. Instead, these entities concentrate on originating loans and then selling that production at a premium.

     The Correspondent Loan program benefits the Company by providing a cost-effective means for the Company to market to borrowers who are not easily accessible by the Company. Furthermore, the correspondent agreements require that the selling institution warrant the validity and enforceability of the loan, thereby reducing the risk of fraud or improper documentation. In the event such warranty is breached, the Company may require the correspondent lender to repurchase such loan. The Correspondent Loan market is very competitive, and loans sold by correspondent lenders are generally priced at a premium of between 2% to 7% over par value, as compared to purchase prices at par or slightly below par for loans originated by the Company through indirect and direct channels.

     The Company currently purchases Correspondent Loans in 26 states from 306 independent correspondent lenders. During fiscal 1995 and 1996, approximately 79.8% and 48.6%, respectively (by dollar volume), of the Company's Correspondent Loans were originated from 10 independent correspondent lenders. The Company allows independent correspondent lenders to participate in the Company's correspondent operations only after a review of their reputation, consumer finance lending experience and financial condition, including a review of references, credit history and financial statements. The development of new independent correspondent lender relationships is directed by marketing managers.

     Generally, the independent correspondent lender prepares the loan application, assembles the supporting documentation and processes the loan.
Once the loan package is complete, it is submitted to the Company's Correspondent Loan underwriting personnel, who review each loan package and, in some cases, perform independent employment and credit verification and arrange for a review of the appraisal, if any, submitted with the loan package. Each Correspondent Loan is separately underwritten by the Company in accordance with the Company's own underwriting standards. See "-- Underwriting." If the loan package meets the Company's underwriting criteria, the Correspondent Loan is closed by the originating lender and then purchased by the Company. The Company typically approves the loan within two business days of a complete loan package being submitted by the correspondent lender.

     DIRECT LOANS. The Company originated approximately $906,000 and $45.1 million principal amount of Direct Loans in fiscal 1995 and 1996, respectively. Direct Loans are typically originated through direct mailings, telemarketing and advertising. The Direct Loan origination channel is the Company's newest marketing strategy and is designed to decrease the costs and increase the volume, size and quality of its loan originations. The Company will target its marketing efforts at creditworthy homeowners who qualify as candidates for home improvement projects or have debt consolidation needs, but have little equity in their homes. Recently, the Company began using certain of its larger independent home improvement contractors for Direct Loan referrals. Direct Loan borrowers typically pay fees that range between 3% to 7% of the loan amount at closing. Management believes that this program will distinguish the Company from other major home lenders as its FIRSTPLUS name recognition increases.

     Direct Loan applications are processed and underwritten by Company personnel and are funded directly by the Company. Of all Direct Loans funded in fiscal 1995 and 1996, 75.2% and 70.2%, respectively, were made to borrowers who the Company classified as "B" credits or better. For Direct Loans originated during fiscal 1995 and 1996, the average principal amount was $17,094 and $25,575, respectively, the weighted average term to maturity was 175 months and 214 months, respectively, for Conventional Loans and 182 months and 205 months, respectively, for Title I Loans, the weighted average interest rate was 15.4% and 16.2%, respectively, for Conventional Loans and 14.9% and 15.4%, respectively for Title I Loans.

     BULK PURCHASES. The Company occasionally makes bulk purchases of pools of home improvement and debt consolidation loans. Bulk Loans are originated and closed by various lenders that package the loans and then sell them in pools to financing companies such as the Company. Although the Company has significantly reduced its Bulk Loan purchases and instead has focused on Direct and Correspondent Loans, the Company may choose to compete in this loan origination channel again in subsequent quarters. The Company generally has purchased Bulk Loans from finance companies and savings and loan associations through a competitive bidding process. The Company has typically purchased such loans at between 1% and 5% above the par value of such loans. The Company reviews the Bulk Loan portfolio to ensure that it substantially complies with the Company's underwriting criteria. For larger Bulk Purchases, the Company generally hires a third party to undertake the review process, which consists of reviewing either all loans in the portfolio or a sample of loans, depending on the size of the portfolio. Since the Company usually must purchase the entire portfolio being offered, some individual loans may not meet the Company's underwriting standards.

     CONTRACTOR LOANS. The Company has discontinued its purchases of Contractor Loans and has begun using certain of its larger independent home improvement contractors for Direct Loan referrals.

     NON-STRATEGIC LOANS. The Company acquired FIRSTPLUS East primarily to use its direct mail capabilities as a platform from which to expand the Company's Direct Loan program. FIRSTPLUS East began developing its Direct Loan program for marketing strategic loans during 1995 and has conducted Direct Loan mailings in the markets it serves in North and South Carolina. FIRSTPLUS East's historical operations consist of originating first lien home mortgage loans, including residential construction loans. FIRSTPLUS East originates these loans through its eight locations in North and South Carolina. Prior to its acquisition by the Company, FIRSTPLUS East sold its first mortgage production as a correspondent lender to various third-party financial institutions. The Company intends to discontinue originating first mortgage loans.

     In addition, the Company acquired FIRSTPLUS West, a former correspondent lender to the Company. FIRSTPLUS West is an originator of Conventional and Title I Loans and originated approximately $260.6 million of non-strategic (primarily subordinate lien) loans during fiscal year 1996. These loans were sold through third-party financial institutions on a whole-loan basis, servicing released. FIRSTPLUS West originates non-strategic Loans through its retail offices in Seattle, Denver and Atlanta and through an 80-person telemarketing division in Denver. Over time, the Company intends to phase out the origination of FIRSTPLUS West's non-strategic loan products and to emphasize FIRSTPLUS West's strategic Direct Loan products.


MARKETING

     The Company's marketing program is designed to develop national recognition of the FIRSTPLUS brand name. To achieve this objective, the Company employs an advertising strategy that includes a combination of national television, local radio, direct mail and telemarketing. The television campaign utilizes the Company's spokesperson, star quarterback Dan Marino. The national television advertising is reinforced through direct mailings and radio advertisements to targeted borrowers in local markets. Customer applications are taken by the Company through the use of its 1-800-510-PLUS phone number and its telemarketing operation.

     The Company also is pursuing an affinity marketing strategy. The Company currently sponsors the Eddie Cheever Indy race team, the U.S. Indy Racing League, NASCAR racing and celebrity golf tournaments in Texas, Florida and Puerto Rico. The Company has representatives at such events to gather information from prospective customers and also to provide loan applications. Additionally, the Company is developing alliances with home improvement retailers to further the distribution of its home improvement loan products, whereby customers will be able to apply for loans at kiosks located in home improvement stores throughout the country.

UNDERWRITING

     The Company's underwriting group primarily operates out of the Company's Dallas, Texas headquarters. The Company receives loan applications from its network of independent correspondent lenders and independent home improvement contractors via facsimile machines. In addition, individuals respond to the Company's direct marketing program by United States mail or through direct telephone contact with Company representatives. Loan applications are monitored by the Company's tracking department to ensure prompt turnaround, efficient underwriting procedures and accurate credit verification. The loan processing staff prepares an application file by obtaining credit bureau reports, highlighting any significant credit events and prioritizing applications that need immediate attention before submitting the application to the appropriate loan underwriter. The Company applies the same underwriting criteria to Correspondent Loans. The Company's underwriters have an average of seven years of banking, finance and consumer loan experience. The Company has put in place a credit policy that provides a number of guidelines to assist underwriters in the credit decision process.

     Loans are classified by the Company into seven gradations of quality, from "A+" to "D" credits. However, the Company currently makes loans only to borrowers it classifies as "C+" or better for Conventional Loans and "C" or better for Title I Loans. The Company's methodology for determining loan quality considers primary credit characteristics, and a series of parameters based on property types. Primary characteristics include the borrower's FICO score, debt-to-income ratio, mortgage credit history, consumer credit history, bankruptcies, foreclosures, notice of defaults, deeds in lieu of foreclosure and repossessions. The Company believes that the most important credit characteristics are the borrower's FICO score and debt-to-income ratio, the latter of which, may not exceed 50% of the applicant's gross income and may only exceed 45% of the applicant s gross income for B+ or higher credits with strong disposable income. The Company is currently developing an algorithm based on the consumer credit file, which, when coupled with the FICO score (a dominant factor used in assessing the consumer credit file), provide a means to assess the applicant's probability of default. The algorithm utilized by the Company includes such edit checks as age, present delinquency review, minimum satisfactory rated accounts and maximum derogatory counters. The Company's algorithm, when developed, will act as a cutoff, segregating likely deficit candidates from the entire pool of applicants in an automated fashion. The primary factors operate based upon the lowest common denominator principle and determine parameters to be followed for that loan. The parameters limit the size of the loan and loan-to-value by grade and property type. Generally, there are no loan-to-value restrictions for Title I Loans.

     The following table summarizes the underlying borrower characteristics for each classification used by the Company.

                                                CONSUMER
                          EXISTING               HISTORY             BANKRUPTCY               DEBT SERVICE-TO-
CLASSIFICATION (1)        MORTGAGE             FICO SCORE             FILINGS                 INCOME RATIO (2)
------------------        --------            -----------             -------                 ----------------

"A+"  Credit           No 30-day late             700+               None allowed             Generally 50% or
                       payment in last 12                                                     less
                       months and no 60-day
                       late payment ever

"A"  Credit            Maximum of one 30-      680 - 699             None allowed             Generally 50% or
                       day late payment in                                                    less
                       last 12 months and no
                       60-day late payment
                       ever

"B+"  Credit           Maximum of two 30-      660 - 679             None allowed             Generally 50% or
                       day late payments in                                                   less
                       last 12 months and no
                       60-day late payments
                       ever

"B" Credit             Maximum of two 30-      640 - 659             Must have been           Generally 45% or
                       day late payments in                          discharged for at        less
                       last 12 months and no                         least three years with
                       60-day late payments                          reestablished credit
                       ever                                          prior to closing

"C+"  Credit           Maximum of three        620 - 639             Must have been           Generally 45% or
                       30-day late payments                          discharged for at        less
                       in last 12 months and                         least three years with
                       no 60-day late                                reestablished credit
                       payment ever                                  prior to closing


(1) The Company does not originate Conventional Loans to borrowers it classifies as "C" or "D" credits or Title I Loans to borrowers it classifies as "D" credits.
(2) Calculated by dividing the borrower's debt obligations (after any debt consolidation) by their monthly gross earnings.


SERVICING OPERATIONS

     GENERAL. The Company services all of the loans it originates or purchases at its headquarters in Dallas, Texas, except for $68.0 million of loans subserviced by Citizens. Prior to the Combination and the acquisition of FIRSTPLUS Financial's loan servicing operations, SFAC did not service any of its loans. See "-- Combination." The Company's servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, handling borrower defaults, recording mortgages and assignments, investor and securitization reporting and management portfolio reporting. It is the Company's strategy to grow and build its Serviced Loan Portfolio.

     The Company receives a servicing fee based on a percentage of the declining principal balance of each loan serviced. Servicing fees are collected by the Company out of the borrower's monthly loan payments. In addition, the Company, as servicer, receives most late and assumption charges paid by the borrower, as well as other miscellaneous fees for performing various loan servicing functions. In connection with the $86.7 million Bulk Loan purchase from Citizens, the Company permitted Citizens to continue as subservicer of the purchased portfolio for a fee equal to one percent of the underlying loan balance (as collected). The Company made this decision in exchange for paying a lower purchase price for the loan portfolio. Although the Company intends to service substantially all Bulk Loans purchased in the future, the Company may again choose to allow the prior servicer to continue as servicer if the Company believes that it is economically beneficial for the Company. In general, such a decision by the Company should have an immaterial effect on the Company's results of operations and financial condition.

     The Serviced Loan Portfolio is subject to reduction by normal monthly payments, by prepayments, foreclosures and chargeoffs. In general, revenues from the Serviced Loan Portfolio may be adversely affected as interest rates decline and loan prepayments increase. In some states in which the Company currently operates, prepayment fees may be limited or prohibited by applicable state law. In addition, the Company's ability to collect prepayment fees under certain circumstances will be restricted in future periods under recently enacted laws. Prepayment fees are prohibited on all Title I Loans. See "-- Regulation."

     The following table sets forth the dollar amount and average loan amount of Correspondent Loans, Contractor Loans, Direct Loans and Bulk Loans, each as subdivided into Conventional Loans and Title I Loans, included in the Serviced Loan Portfolio as of September 30, 1996, excluding loans subserviced by a third party:

                             SERVICED LOAN PORTFOLIO
                            AS OF SEPTEMBER 30, 1996

                                    CONVENTIONAL
                                       LOANS         TITLE I LOANS         TOTAL
                                    ------------     -------------    --------------
Correspondent Loans:
  Total dollar amount . . . . . .   $764,913,659     $133,638,707     $  898,552,366
  Average loan amount . . . . . .         27,609           19,854             26,094
Contractor Loans:
  Total dollar amount . . . . . .     23,289,654       55,065,319         78,354,972
  Average loan amount . . . . . .         13,188            6,714              7,861
Direct Loans:
  Total dollar amount . . . . . .     44,691,397        1,330,405         46,021,802
  Average loan amount . . . . . .         25,744           16,425             25,328
Bulk Loans:
  Total dollar amount . . . . . .    158,246,760       85,971,491        244,218,252
  Average loan amount . . . . . .         26,037           14,145             20,095
Total:
  Total dollar amount . . . . . .    991,141,470      276,005,922      1,267,147,392
  Average loan amount . . . . . .         26,583           13,094             21,714

     The Company originates loans from 45 states. The following table summarizes the loans in the Serviced Loan Portfolio by geographic location as of September 30, 1996:


                  GEOGRAPHIC CONCENTRATION OF STRATEGIC LOANS
                           AS OF SEPTEMBER 30, 1996

                                               LOANS              PERCENT
                                            ----------            -------
                                                (DOLLARS IN THOUSANDS)
     STATE:
      California . . . . . . . . . . . . .  $  750,883             59.2%
      Arizona. . . . . . . . . . . . . . .      63,260              5.0
      Nevada . . . . . . . . . . . . . . .      56,889              4.5
      Colorado . . . . . . . . . . . . . .      54,051              4.3
      Texas. . . . . . . . . . . . . . . .      29,868              2.4
      All others (40 states) . . . . . . .     312,196             24.6
                                            ----------            -----
          Total. . . . . . . . . . . . . .  $1,267,147            100.0%
                                            ----------            -----
                                            ----------            -----

     LOANS HELD FOR SALE. Loans held for sale are carried at the lower of cost or market. These loans represent investments the Company has made in loans that it currently expects to sell within a 180-day period. The Company may elect to hold the loans on its balance sheet for periods in excess of 180 days in the future in order to maximize the interest income resulting from holding such loans on the balance sheet as well as to reduce the costs related to securitization transactions. To implement such a strategy, it will be necessary for the Company to obtain alternative sources of funds to finance this longer warehouse period.

     The components of loans held for sale are as follows:

                                                   YEAR ENDED SEPTEMBER 30,
                                                 ----------------------------
                                                     1995            1996
                                                 -----------     ------------
     Conventional Loans. . . . . . . . . . . .   $14,066,740     $386,934,441
     Title I Loans . . . . . . . . . . . . . .     7,202,788       34,711,739
     Nonstrategic loans (1). . . . . . . . . .        27,871        3,540,347
                                                 -----------     ------------
          Subtotal . . . . . . . . . . . . . .    21,297,399      425,186,527
     Participations sold . . . . . . . . . . .      (902,390)          --
     Allowance for possible credit losses. . .      (887,879)      (6,495,073)
     Net purchase premiums (discount) on
      conventional loans . . . . . . . . . . .       (71,953)      12,120,251
                                                 -----------     ------------
          Total. . . . . . . . . . . . . . . .   $19,435,177     $430,811,705
                                                 -----------     ------------
                                                 -----------     ------------


(1)  Consists of first lien mortgage loans and construction loans.

     The Serviced Loan Portfolio, which includes loans held for sale, as well as loans serviced for the securitizations and other investors, consisted of $1.0 billion in Conventional Loans and $250.9 million in Title I Loans at September 30, 1996.

     DELINQUENCIES AND FORECLOSURES. The Company's collection operations include customer complaint monitoring, resolution of inspection discrepancies, daily delinquency maintenance, legal remedies and HUD claims. Loans originated or purchased by the Company are generally secured by mortgages, deeds of trust, security deeds or deeds to secure debt, depending upon the prevailing practice in the state in which the property securing the loan is located. Depending on local law, foreclosure is effected by judicial action or nonjudicial sale, and is subject to various notice and filing requirements. In general, the borrower, or any person having a junior encumbrance on the real estate, may cure a monetary default by paying the entire amount in arrears plus other designated costs and expenses incurred in enforcing the obligation during a statutorily prescribed reinstatement period. Generally, state law controls the amount of foreclosure expenses and costs, including attorneys' fees, that may be recovered by a lender. After the reinstatement period has expired without the default having been cured, the borrower or junior lienholder no longer has the right to reinstate the loan and must pay the loan in full to prevent the scheduled foreclosure sale.

     Typically, the Company has chosen not to pursue foreclosures due to the costs involved. The Company may pursue foreclosure as an alternative in its default management process. The Company evaluates loans and determines whether foreclosure is economically and procedurally the most viable alternative for collection of each loan that is in default. For loans that reach the later states of delinquency (typically more than 91 days), a loan work-up is initiated. This work-up outlines the type of loan (Title I or Conventional Loan), lien position (first or junior) and other qualification information. An appraisal is ordered from a select group of qualified appraisers approved by the Company in order to assess property value and calculate potential equity. If this initial assessment suggests that equity exists above certain thresholds, the Company will order a title opinion from a qualified source. The title opinion reveals lien position as well as any potential tax delinquency issues or judgments. Upon completion of this work-up, the recovery potential is assessed. For Title I Loans, if the recovery potential approximates 100% of the principal balance plus a pre-determined amount, the loan is considered for foreclosure. If this potential recovery is not met, the loan will be referred to HUD as a claim. For Conventional Loans, a determination is made on the partial or full recovery of principal balance and associated expense. If the recovery potential is sufficient from a cost/benefit/loss perspective, the Company may initiate foreclosure proceedings. If the evaluations indicate that foreclosure offers no economic advantage to the Company, it may be determined to secure and file a judgment against the borrower instead of pursuing further foreclosure efforts and incurring additional costs. In addition, the Company may choose to pursue garnishment proceedings against the borrower.

     The Company's loans under the Title I Loan Program are eligible for HUD insurance; this insurance insures 90% of Title I Loans, provided that the Company has not depleted its loss reserve account established with HUD and provided the loans were originated within applicable HUD guidelines. The balance in the loss reserve account is adjusted by HUD as claims are paid and new Title I Loans are originated or purchased. At September 30, 1996, claims in process for all loans serviced by the Company were approximately $4.3 million. If at any time claims exceed the Company's or any securitization trust's loss reserve balance, the remaining Title I Loans will be uninsured until the respective reserve account balance is increased by new loan originations or purchases. The Company's Conventional Loans are non-insured.

     The activity in the allowance for possible credit losses is summarized as follows:

                                                                 YEAR ENDED SEPTEMBER 30,
                                                           ------------------------------------
                                                             1994        1995           1996
                                                           --------   ----------    -----------
     Balance, beginning of year . . . . . . . . . . . . .  $131,367   $  325,429    $ 4,794,385
     Allowance from FIRSTPLUS Financial acquisition . . .      -         160,000          -
     Provision for possible credit losses . . . . . . . .   264,429    4,452,286     59,644,195
     Participations purchased with a reserve. . . . . . .      -           -            214,909
     Charge-offs, net . . . . . . . . . . . . . . . . . .   (70,367)    (143,330)    (3,901,616)
     Balance, end of year . . . . . . . . . . . . . . . .  $325,429   $4,794,385    $60,751,873
                                                           --------   ----------    -----------
                                                           --------   ----------    -----------

     Components of Allowance:
     Allowance for possible credit losses on
     loans held for sale. . . . . . . . . . . . . . . . .  $325,429   $  887,879    $ 6,495,073
     Allowance for possible credit losses on
     loans sold . . . . . . . . . . . . . . . . . . . . .      -       3,906,506     54,256,800
                                                           --------   ----------    -----------

          Total . . . . . . . . . . . . . . . . . . . . .  $325,429   $4,794,385    $60,751,873
                                                           --------   ----------    -----------
                                                           --------   ----------    -----------

     Allowance for possible credit losses on
     loans held for sale as a percentage of
     loans held for sale. . . . . . . . . . . . . . . . .      4.7%         4.2%           1.5%
     Allowance for possible credit losses on
     loans sold as a percentage of the
     outstanding balance of loans sold. . . . . . . . . .       - %         1.8%           6.1%

     At September 30, 1996 and 1995, the gross allowance for possible credit losses on loans sold was approximately $69.6 million and $6.8 million, respectively, which was recorded at a discount using a risk-free discount rate of 6.5%.

     The following tables set forth delinquency, loss and default information with respect to the Serviced Loan Portfolio at the dates and for the periods indicated:


                          DELINQUENCY CHARACTERISTICS
                        OF THE SERVICED LOAN PORTFOLIO

                             FIRSTPLUS FINANCIAL (1)                                  COMPANY
                          -----------------------------   --------------------------------------------------------------
                          SEPTEMBER 30,   SEPTEMBER 30,         SEPTEMBER 30, 1995             SEPTEMBER 30, 1996
                               1993           1994        -----------------------------    -----------------------------
                          -------------   -------------                    CONVENTIONAL                     CONVENTIONAL
                          TITLE I LOANS   TITLE I LOANS   TITLE I LOANS       LOANS        TITLE I LOANS        LOANS
                          -------------   -------------   -------------    ------------    -------------    ------------
Amount of Serviced
Loan Portfolio at end
of period . . . . . . .    $62,629,000     $52,835,000    $174,479,000     $64,105,000     $275,789,000     $991,358,000
Delinquent loans as
 a percentage of
 loans serviced
 (period end)(2):
 31-60 days . . . . . .           3.1%            2.5%            2.1%            1.0%             2.1%             0.4%
 61-90 days . . . . . .           0.8             0.8             0.7             0.8              1.0              0.2
 91 days and
  over. . . . . . . . .           2.9             3.6             1.9             2.8              4.8              0.8
                           -----------     -----------    ------------     -----------     ------------     ------------

  Total . . . . . . . .           6.8%            6.9%            4.7%            4.6%             7.9%             1.4%
                           -----------     -----------    ------------     -----------     ------------     ------------
                           -----------     -----------    ------------     -----------     ------------     ------------

---------------
(1) Data is presented for FIRSTPLUS Financial because prior to October 4, 1994 the Company did not have servicing operations and because the servicing operations of FIRSTPLUS West for such periods related primarily to non-strategic loans.

(2) Includes loans on properties on which the Company is foreclosing and properties in bankruptcy, but excludes real estate owned.


                      LOSS AND DEFAULT CHARACTERISTICS
                       OF THE SERVICED LOAN PORTFOLIO

                                            FIRSTPLUS FINANCIAL (1)                        COMPANY
                                            -----------------------        ----------------------------------------
                                            YEAR ENDED DECEMBER 31,                      YEAR ENDED
                                            -----------------------        ----------------------------------------
                                             1993             1994         DECEMBER 31, 1995     SEPTEMBER 30, 1996
                                            ------           ------        -----------------     ------------------
Net losses as a percentage of the
average Serviced Loan Portfolio (2)          0.39%            0.44%              0.04%                  0.12%

Defaults as a percentage of the
average Serviced Loan Portfolio (2)(3)       2.04%            2.64%              0.69%                  1.29%

---------------
(1) Data is presented for FIRSTPLUS Financial because prior to October 4, 1994 the Company did not have servicing operations and because the servicing operations of FIRSTPLUS West for such periods related primarily to non-strategic loans.

(2) The average Serviced Loan Portfolio is calculated by adding the beginning and ending balances for the fiscal year and dividing the sum by two.

(3) A loan is defaulted when management deems that the loan is no longer collectible. Generally, this occurs after 180 days of delinquency.


     While the preceding tables generally indicate that the Company is experiencing declining delinquency, loss and default rates on its Serviced Loan Portfolio as a whole, such rates have followed the historical trends on a pool-by-pool basis, which trends assume increased rates of delinquencies over time. Although such increases to date have been within the parameters anticipated by the Company at the time of each securitization, there can be no assurance that such rates will not continue to increase. Loans selected by the Company to contribute to the securitization trusts generally possess reduced delinquency, default and loss rates due to certain requirements of the securitization trusts and to the Company's own policy with regard to selecting loans to contribute. As these loans age, the securitization trusts will tend to experience gradual increases in delinquency, default and loss rates as the securitized loans trend toward historically higher delinquency, default and loss rates. The overall decline in such rates on the Serviced Loan Portfolio is principally due to the increased volume of loans originated by the Company. The Company calculates its delinquency and default rates by dividing the amount of delinquent or defaulted loans in the Serviced Loan Portfolio by the total Serviced Loan Portfolio. Since the Company is originating higher volumes of new loans that, due to their lack of seasoning, tend to have lower delinquency and default rates, the Company's overall delinquency and default rates have decreased. See "-- Securitization."

     The following table sets forth certain delinquency and default information with respect to the Company s securitizations:

          DELINQUENCY AND DEFAULTS FOR THE COMPANY'S SECURITIZATIONS(1)

                               1994-1           1995-1               1995-2              1995-3           1995-4
                         ----------------- -----------------  -------------------  -----------------  -----------------
As of September 30, 1995
Current                  $34,868,000 91.3% $15,139,000 92.5%  $96,420,000   96.0%  $65,297,000 99.4%
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----
31-60 days                $1,387,000  3.6%    $453,000  2.8%   $1,800,000    1.8%     $199,000  0.3%
61-90 days                   473,000  1.3      250,000  1.5       793,000    0.8       191,000  0.3
91 days and over           1,444,000  3.8      526,000  3.2     1,433,000    1.4        30,000  0.0
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----
 Total                    $3,304,000  8.7%  $1,229,000  7.5%   $4,026,000    4.0%     $420,000  0.6%
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----
Defaults/Defaults as a
percentage of average
monthly balance              $71,000  0.2%       $  --  0.0%        $  --    0.0%        $  --  0.0%
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----
As of December 31, 1995
Current                  $32,363,000 91.3% $14,259,000 93.0%  $91,198,000   94.6%  $72,189,000 98.0% $74,663,000 99.7%
31-60 days                $1,778,000  5.0%    $444,000  2.9%   $2,080,000    2.2%     $947,000  1.3%    $218,000  0.3%
61-90 days                   379,000  1.1      204,000  1.3       785,000    0.8       229,000  0.3       16,000  0.0
91 days and over             939,000  2.6      425,000  2.8     2,345,000    2.4       317,000  0.4       25,000  0.0
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----
 Total                    $3,096,000  8.7%  $1,073,000  7.0%   $5,210,000    5.4%   $1,493,000  2.0%    $259,000  0.3%
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----
Defaults/Defaults as a
percentage of average
monthly balance             $987,000  2.4%    $490,000  3.0%     $558,000    0.6%        $  --  0.0%       $  --  0.0%
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----
As of March 31, 1996
Current                  $30,713,649 94.2% $13,811,292 93.8%  $86,622,634   93.9% $69,665,579  96.1% $77,427,295 98.5%
31-60 days                  $905,179  2.8%    $278,372  1.9%   $1,491,122    1.6%   $1,295,274  1.8%    $617,991  0.8%
61-90 days                   239,990  0.7      125,908  0.9       838,610    0.9       549,267  0.8      225,096  0.3
91 days and over             793,467  2.4      508,113  3.4     3,330,116    3.6       970,070  1.3      275,033  0.4
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----
 Total                    $1,938,636  5.9%    $912,393  6.2%   $5,659,848    6.1%   $2,814,611  3.9%  $1,118,120  1.5%
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----
Defaults/Defaults as a
percentage of average
monthly balance             $185,054  0.5%    $105,556  0.7%     $471,493    0.5%      $97,304  0.1%     $40,000  0.1%
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----
As of June 30, 1996
Current                  $28,168,294 93.0% $13,019,667 92.9%  $81,073,528   92.8% $66,219,920  93.8% $73,917,023 95.9%
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----
31-60 days                  $855,792  2.8%    $398,922  2.8%   $1,820,636    2.1%   $1,287,665  1.8%  $1,283,481  1.7%
61-90 days                   297,607  1.0      130,923  0.9       823,536    0.9       732,604  1.0      782,049  1.0
91 days and over             970,497  3.2      475,344  3.4     3,700,779    4.2     2,429,046  3.4      108,581  1.4
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----
 Total                    $2,123,896  7.0%  $1,005,189  7.1%   $6,344,951    7.2%   $4,449,315  6.2%  $3,149,111  4.1%
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----
Defaults/Defaults as a
percentage of average
monthly balance             $199,381  0.6%    $225,326  1.6%   $1,110,712    1.2%     $137,237  0.2%    $100,109  0.1%
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----
As of September 30,1996
Current                  $26,144,645 93.0% $11,679,850 91.2%  $75,587,362   92.3%  $62,174,546 93.0% $70,611,343 95.4%
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----
31-60 days                  $715,727  2.5%    $550,826  4.3%   $1,774,053    2.2%   $1,664,704  2.5%  $1,379,826  1.9%
61-90 days                   242,578  0.9      114,445  0.9       819,700    1.0       894,362  1.3      687,279  0.9
91 days and over           1,004,791  3.6      464,207  3.6     3,722,225    4.5     2,118,067  3.2    1,356,079  1.8
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----
 Total                    $1,963,096  7.0%  $1,129,478  8.8%   $6,315,978(1) 7.7%   $4,677,133  7.0%  $3,423,184  4.6%
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----
Defaults/Defaults as a
percentage of average
monthly balance             $320,051  1.1%    $264,774  2.0%   $1,536,788    1.8%     $857,380  1.2%    $394,616  0.5%
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----
                        ------------ ---   ----------- ----  ------------  -----   ----------- ----  ----------- ----

                              1996-1             1996-2               1996-A             1996-3
                        -----------------  ------------------   -----------------  ------------------
As of September 30, 1995
Current
31-60 days
61-90 days
91 days and over
 Total
Defaults/Defaults as a
percentage of average
monthly balance
As of December 31, 1995
Current
31-60 days
61-90 days
91 days and over
 Total
Defaults/Defaults as a
percentage of average
monthly balance
As of March 31, 1996
Current                 $117,918,981 99.3%
                        ------------ ----
                        ------------ ----
31-60 days                  $326,276  0.3%
61-90 days                   361,219  0.3
91 days and over              74,722  0.1
                        ------------ ----
 Total                      $762,217  0.7%
                        ------------ ----
                        ------------ ----
Defaults/Defaults as a
percentage of average
monthly balance                $  --  0.0%
                        ------------ ----
                        ------------ ----
As of June 30, 1996
Current                 $113,928,024 97.4% $208,420,466 99.8 %  $8,333,228   99.2%
                        ------------ ----  ------------ -----   ----------   ----
                        ------------ ----  ------------ -----   ----------   ----
31-60 days                $1,511,784  1.3%     $427,930  0.2 %     $65,949    0.8%
61-90 days                   638,324  0.6            --  0.0             0    0.0
91 days and over             860,779  0.7        28,385  0.01            0    0.0
                        ------------ ----  ------------ -----   ----------   ----
 Total                    $3,010,887  2.6%     $456,315   .21%     $65,949    0.8%
                        ------------ ----  ------------ -----   ----------   ----
                        ------------ ----  ------------ -----   ----------   ----
Defaults/Defaults as a
percentage of average
monthly balance                $  --  0.0% $         --  0.0 %       $  --    0.0%
                        ------------ ----  ------------ -----   ----------   ----
                        ------------ ----  ------------ -----   ----------   ----
As of September 30,1996
Current                 $109,902,730 96.3% $243,902,224 98.9 %  $7,690,213   96.9% $254,868,067 100.0%
                        ------------ ----  ------------ -----   ----------   ----  ------------ -----
                        ------------ ----  ------------ -----   ----------   ----  ------------ -----
31-60 days                $1,336,403  1.2%   $1,480,512  0.6 %    $116,977    1.5%      $25,000   0.0%
61-90 days                   558,174  0.5       591,187  0.3        55,477    0.7        20,000   0.0
91 days and over           2,266,643  2.0       589,090  0.2        72,897    0.9             0   0.0
                        ------------ ----  ------------ -----   ----------   ----  ------------ -----
 Total                    $4,161,220  3.7%   $2,660,789  1.1 %    $245,351    3.1%      $45,000   0.0%
                        ------------ ----  ------------ -----   ----------   ----  ------------ -----
                        ------------ ----  ------------ -----   ----------   ----  ------------ -----
Defaults/Defaults as a
percentage of average
monthly balance             $175,637  0.2%     $200,030  0.1 %       $  --    0.0%        $  --   0.0%
                        ------------ ----  ------------ -----   ----------   ----  ------------ -----
                        ------------ ----  ------------ -----   ----------   ----  ------------ -----

______________
(1) A loan is defaulted when management deems that the loan is no longer collectible. Generally, this occurs after 180 days of deliquency.

MANAGEMENT INFORMATION SYSTEMS

     The Company's servicing operations are currently operated on an IBM AS/400-based system. Management believes that the Company's existing computer capacity will be sufficient through fiscal 1997 but has begun to implement a program to upgrade and expand its current systems. Such plan includes upgrading and enhancing the Company's current "front-end" origination and servicing systems. In addition, the Company is evaluating certain document imaging technologies and direct "on line" communications with correspondent lenders. Management believes that such advances should increase the efficiency of the Company's underwriting and servicing operations. The Company currently stores a duplicate of all system information in an off-site protected facility. The Company is in the process of developing a complete disaster recovery plan that will result in only a few hours of down time in the event of a disaster. This plan is expected to be completed during 1997. Consideration of future consumer finance company acquisitions will include the assessment of system capabilities as they relate to consumer finance loans. Currently, National depends on a third party to maintain automated servicing records.

SECURITIZATION

     In fiscal 1995 and 1996, substantially all of the loans originated or purchased by the Company were sold through securitization transactions. The Company intends to execute securitizations regularly; however, there can be no assurance that it will be able to do so. The Company sold through nine securitization transactions approximately $234.8 million and $723.1 million of loans during fiscal 1995 and 1996, respectively.

     In a securitization transaction, investors purchase pass-through certificates evidencing fractionalized but undivided beneficial ownership interests in a pool of loans sold to a grantor trust. The principal and interest payments on the pooled loans, less the servicing fee and certain expenses, are distributed by the trust to the senior certificate holders and to the Company as beneficial holder of the Excess Serving Receivable. In some cases the Company retains an unrated subordinate certificate that provides additional credit enhancement to the senior certificate.

     The pooling and servicing agreements that govern the distribution of cash flows from the loans included in the securitization trusts require either (i) the establishment of a reserve account that may be funded with an initial cash deposit by the Company or (ii) the overcollateralization of the trust intended to result in receipts and collections on the loans that exceed the amounts required to be distributed to holders of interests. The Company's interest in each reserve account and overcollateralized amount is reflected in the Company's Financial Statements as "Receivable from trusts." To the extent that borrowers default on the payment of principal or interest on the loans, losses will be paid out of the reserve account or will reduce the overcollateralization to the extent that funds are available. The reserve account or overcollateralization account will thereafter be replenished, to the extent required by each securitization pooling and servicing agreement, to the extent of the appropriate Excess Servicing Receivable related to each securitization pool. If payment defaults exceed the amount in the reserve account or the amount of overcollateralization, as applicable, the Company's insurance policy, if applicable, will pay any further losses experienced by holders of the senior interests in the related trust to the extent these interests are insured; however, the Excess Servicing Receivable will not be paid until the insurer and the trust are repaid for any losses. At September 30, 1996 the Company's reserve accounts in its securitizations totaled $26.3 million. Sharing agreements required third parties to maintain certain reserve accounts in the trusts as of September 30, 1996 totaling $2.6 million. The outstanding securitized loan balance was $887.3 million as of September 30, 1996.

     The Company may be required either to repurchase or to replace loans that do not conform to the representations and warranties made by the Company in the pooling and servicing agreements entered into when the loans are pooled and securitized. To the extent these nonconforming loans breach a warranty made by a correspondent lender or the seller of such loan, the Company may require the correspondent lender or seller to repurchase the nonconforming loan; however, there is no assurance that the correspondent lender will have the financial capability to purchase the loan.

HOME IMPROVEMENT INDUSTRY

     Home improvement lending is a large, highly fragmented industry. In recent years, a trend toward consolidation has developed. From the standpoint of individual owners, the Company believes that this trend results from family succession issues, a desire for liquidity and increasing tax estate planning and regulatory complexities, as well as the increasing competitive threat posed by larger lenders. From the standpoint of such larger lenders, it appears that the consolidation trend is driven by the benefits derived from economies of scale, improved managerial control and strategic planning.

     Data from the U.S. Census Bureau indicates that 1995 home improvement spending totaled $111.7 billion. Management believes that the amount of home improvements financed in 1995 was a significant percentage of the total home improvement market.

     While there are many factors driving the home improvement market the Company believes that appreciation of housing values is a key factor driving the growth of the industry. Other factors that affect the growth of the industry include aging and turnover rates of the housing stock, the length of time the homeowner has lived in the home and real rental rates.

COMPETITION

    The consumer finance market is highly competitive and fragmented. The Company competes with a number of finance companies providing financing programs to individuals who cannot qualify for traditional financing. To a lesser extent, the Company competes, or will compete, with commercial banks, savings and loan associations, credit unions, insurance companies and captive finance arms of major manufacturing companies that currently tend to apply more traditional lending criteria. In addition, in recent months, several companies have announced loan programs that will compete directly with the Company's loan products, particularly its Conventional Loans. Many of these competitors or potential competitors are substantially larger and have significantly greater capital and other resources than the Company. In fiscal 1995 and 1996, approximately 68.5% and 93.9%, respectively, of the Company's loans originated were Correspondent Loans, which are expected to remain a significant part of the Company's loan production program. As a purchaser of Correspondent Loans, the Company is exposed to fluctuations in the volume and price of Correspondent Loans resulting from competition from other purchasers of such loans, market conditions and other factors. In addition, Fannie Mae has purchased and is expected to continue to purchase significant volumes of Title I Loans on a whole-loan basis. Purchases by Fannie Mae could be made from sources from which the Company also purchases loans. To the extent that purchasers of loans, such as Fannie Mae, enter, or increase their purchasing activities in, the markets in which the Company purchases loans, competitive pressures may decrease the availability of loans or increase the price the Company would have to pay for loans a phenomenon that has occurred with respect to Title I Loans. In addition, increases in the number of companies seeking to originate loans tends to lower the rates of interest the Company can charge borrowers, thereby reducing the potential value of subsequently earned Gain on Sale of loans. To the extent that any of these lenders or Fannie Mae significantly expand their activities in the Company's market, or to the extent that new competitors enter the market, the Company's results of operations and financial condition could be materially adversely affected. However, by focusing primarily on higher LTV home improvement loans and debt consolidation loans and reliance on the creditworthiness of the borrower rather than the collateral, the Company believes it is able to differentiate itself from other participants in the market.

REGULATION

     The operations of the Company are subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities. Regulated matters include, without limitation, loan origination, credit activities, maximum interest rates and finance and other charges, disclosure to customers, the terms of secured transactions, the collection, repossession and claims handling procedures utilized by the Company, multiple qualification and licensing requirements for doing business in various jurisdictions and other trade practices.

     The Company's loan origination activities are subject to the laws and regulations in each of the states in which those activities are conducted. The Company's activities as a lender are also subject to various federal laws including the Truth in Lending Act ("TILA"), the Real Estate Settlement Procedures Act ("RESPA"), the Equal Credit Opportunity Act ("ECOA"), the Home Mortgage Disclosure Act ("HMDA") and the Fair Credit Reporting Act ("FCRA").

     TILA and Regulation Z promulgated thereunder contain disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. TILA also guarantees consumers a three-day right to cancel certain credit transactions, including loans of the type originated by the Company. Management of the Company believes that it is in compliance with TILA in all material respects. If the Company was found not to be in compliance with TILA, aggrieved borrowers could have the right to rescind their loan transactions with the Company and to demand the return of finance charges paid to the Company.

     In September 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle Act") was enacted. Among other things, the Riegle Act makes certain amendments to TILA. The TILA amendments, which became effective in October 1995, generally apply to mortgage loans ("covered loans") with (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $400, or (ii) an annual percentage rate of more than 10 percentage points higher than comparably maturing United States Treasury securities. A substantial majority of the loans originated or purchased by the Company are covered by the Riegle Act.

     The TILA amendments impose additional disclosure requirements on lenders originating covered loans and prohibit lenders from originating covered loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan. The Company believes that only a small portion of its loans originated since fiscal 1994 are of the type that, unless modified, are prohibited by the TILA amendments. The Company applies to all covered loans underwriting criteria that take into consideration the borrower's ability to repay.

     The TILA amendments will also prohibit lenders from including prepayment fee clauses in covered loans to borrowers with a debt-to-income ratio in excess of 50% or covered loans used to refinance existing loans originated by the same lender. The Company reported immaterial amounts of prepayment fee revenues in fiscal 1993, 1994, 1995 and 1996. The Company will continue to collect prepayment fees on loans originated prior to effectiveness of the TILA amendments and on non-covered loans, as well as on covered loans in permitted circumstances. Because the TILA amendments did not become effective until October 1995, the level of prepayment fee revenues were not affected in fiscal 1995, but the level of prepayment fee revenues may decline in future years. The TILA amendments impose other restrictions on covered loans, including restrictions on balloon payments and negative amortization features, which the Company does not believe will have a material effect on its operations.

     The Company is also required to comply with ECOA, which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970, as amended, requires lenders to supply the applicant with the name and address of the reporting agency. The Company is also subject to RESPA and is required to file an annual report with HUD pursuant to the HMDA.

     In addition, the Company is subject to various other federal and state laws, rules and regulations governing, among other things, the licensing of, and procedures that must be followed by, mortgage lenders and servicers, and disclosures that must be made to consumer borrowers. Failure to comply with these laws may result in civil and criminal liability and may, in some cases, give consumer borrowers the right to rescind their mortgage loan transactions and to demand the return of finance charges paid to the Company.

     In the course of its business, the Company may acquire properties securing loans that are in default. See "--Servicing Operations--Delinquencies and Foreclosures." There is a risk that hazardous or toxic waste could be found on such properties. In such event, the Company could be held responsible for the cost of cleaning up or removing such waste, and such cost could exceed the value of the underlying properties.

     Because the Company's business is highly regulated, the laws, rules and regulations applicable to the Company are subject to subsequent modification and change. There are currently proposed various laws, rules and regulations which, if adopted, could have an adverse effect on the Company. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations, will not be adopted in the future that could make compliance much more difficult or expensive, restrict the Company's ability to originate, broker, purchase or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated, brokered, purchased or sold by the Company, or otherwise adversely affect the business or prospects of the Company.

COMBINATION

     The Company was incorporated in Nevada in October 1994, to combine the operations of SFAC, a Conventional Loan originator and FIRSTPLUS Financial, an approved Title I Loan originator and servicer. The Company entered into an agreement with the shareholders of SFAC and with Farm Bureau Life Insurance Company, Inc. ("Farm Bureau"), which at the time was an affiliate of a principal shareholder of FIRSTPLUS Financial, whereby the shareholders of SFAC exchanged their common and preferred stock of SFAC and Farm Bureau exchanged its common stock of FIRSTPLUS Financial for common and preferred stock of the Company. Effective October 4, 1994, FIRSTPLUS Financial and SFAC became wholly owned subsidiaries of the Company, with the shareholders of SFAC controlling the voting shares of the Company. For accounting purposes, the Combination was treated as a purchase of FIRSTPLUS Financial by the Company, and SFAC was accounted for at book value in a manner similar to a pooling of interests as a transaction between entities under common control. In connection with the Combination, each of SFAC and FIRSTPLUS Financial changed their respective fiscal year end from a calendar year end to a September 30 year end.

EMPLOYEES

     At September 30, 1996 the Company employed 949 persons: 204 primarily in loan origination, 121 primarily in loan servicing and the rest in various other clerical and administrative functions. Of the total number of employees at such date, 506 were located at the Company's headquarters in Dallas, Texas, and 443 at the Company's other offices. None of the Company's employees is subject to a collective bargaining agreement, and the Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

     The executive and administrative offices of the Company are located at 1250 West Mockingbird Lane, Dallas, Texas 75247, and consist of approximately 113,431 square feet. The lease on the premises extends through January 31, 2003 and the current annual rental is approximately $662,000.

     The Company also leases space for 49 of its offices. These facilities aggregate approximately 104,358 square feet, with an annual aggregate base rental of approximately $1.0 million. The terms of these leases vary as to duration and escalation provisions. In general, the leases expire through September 2000.

     The Company believes that its facilities are adequate for its current needs, but it will need additional space within the next 12 months. In order to support the growth of its business, the Company is pursuing the purchase and sale-leaseback of a significantly larger headquarters building in Dallas, Texas.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved from time to time in routine litigation incidental to its business. However, the Company believes that it is not a party to any material pending litigation which, if decided adversely to the Company, would have a significant adverse effect on the business, income, assets or operations of the Company. The Company is not aware of any material threatened litigation that might involve the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended September 30, 1996.

                                   PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

     The share price information below has been retroactively adjusted to give effect to the one-for-one Common Stock dividend paid by the Company on November 29, 1996 to stockholders of record on November 15, 1996. The Common Stock has been quoted on the Nasdaq National Market under the symbol "RACF" since the Company's initial public offering in February 1996 at $8.50 per share. The following table sets forth the high and low sales prices of the Common Stock for the periods indicated, as reported by the Nasdaq National Market.

YEAR ENDED SEPTEMBER 30, 1996                             HIGH          LOW
-----------------------------                             ----          ---
Second Quarter (beginning February 1, 1996)............  $11.88        $ 8.75
Third Quarter..........................................  $16.25        $11.00
Fourth Quarter.........................................  $22.88        $12.44
YEAR ENDING SEPTEMBER 30, 1997
------------------------------
First Quarter (through December 18, 1996)..............  $30.75        $19.75

     On December 18, the last reported sales price for the Common Stock was $20.75 per share. As of November 30, 1996, the Company had 23,057,082 outstanding shares of Voting Common Stock held by 42 stockholders of record. As of November 30, 1996, the Company had 4,440,676 outstanding shares of Non-Voting Common Stock held by three stockholders of record.

     The Company has never paid, and has no present intention of paying, cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance the growth and development of its business. Any determination in the future to pay dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations and any other factors deemed relevant by the Board of Directors. Under the terms of the Company's warehouse facilities and Subordinated Notes, the Company's ability to pay cash dividends to its stockholders is limited.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth historical selected financial information of the Company as of the dates and for the periods indicated. The Company was formed by the shareholders and management of SFAC and the parent of FIRSTPLUS Financial to acquire FIRSTPLUS Financial in the Combination, which was accounted for as a purchase of FIRSTPLUS Financial and was consummated on October 4, 1994. In May 1996, the Company acquired FIRSTPLUS West in a transaction accounted for as a pooling of interests. As a result of the pooling, the historical financial information of the Company has been restated to include the financial information of FIRSTPLUS West. The financial information for FIRSTPLUS West included in the three years ended September 30, 1995, reflects information for FIRSTPLUS West's three fiscal years ended April 30, 1995. The financial information for the fiscal years ended September 30, 1996 has been recast to conform to the Company's fiscal year end. See Note 1 to the consolidated financial statements of the Company.

     The income statement and balance sheet data is derived from the consolidated audited financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and the notes thereto and other financial information included elsewhere in this Report.

                                                              YEAR ENDED SEPTEMBER 30
                                                              -----------------------
                                                       1993       1994       1995       1996
                                                       ----       ----       ----       ----
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
 Revenues:
  Gain on sale of loans, before sharing.............  $17,115    $27,671    $40,112    $159,175
  Sharing arrangements..............................     -          -       (10,999)       (536)




   Gain on sale of loans, net (1)(2)................   17,115       27,671      29,113     158,639
  Interest..........................................      145        1,845       2,860      25,727
  Servicing income..................................     -              72       1,049       4,008
  Other income......................................       54          252         873       9,683
                                                      -------      -------     -------    --------
   Total revenue....................................   17,314       29,840      33,895     198,057
 Expenses:
  Salaries and employee benefits....................    7,265       17,054      10,110      36,402
  Interest..........................................       28        1,041       2,660      16,892
  Other operating expense...........................    2,632        6,465       6,963      29,938
  Provision for possible credit losses..............      -            125       4,420      59,644
                                                      -------      -------     -------    --------
   Total expenses...................................    9,925      24,685       24,153     142,876
                                                      -------      -------     -------    --------

 Income before income taxes.........................    7,389       5,155        9,742      55,181
 Provision for income taxes.........................      -           -         (3,903)    (20,969)
                                                       -------     -------     -------    --------

 Net income (3).....................................   $7,389       $5,155      $5,839     $34,212
                                                      -------      -------     -------    --------
                                                      -------      -------     -------    --------

PER SHARE DATA (3):
Net income per share of common stock (2)(3):
 Primary............................................  $  0.47      $  0.31     $  0.28     $  1.35
                                                      -------      -------     -------    --------
                                                      -------      -------     -------    --------
 Fully diluted......................................  $  0.47      $  0.31     $  0.28     $  1.31
                                                      -------      -------     -------    --------
                                                      -------      -------     -------    --------
Weighted average common and common
equivalent shares outstanding:
 Primary.......................................    15,596,874   16,276,874  20,296,874  25,358,162
                                                   ----------   ----------  ----------  ----------
                                                   ----------   ----------  ----------  ----------
 Fully diluted.................................    15,596,874   16,276,874  20,296,874  26,353,526
                                                   ----------   ----------  ----------  ----------
                                                   ----------   ----------  ----------  ----------


                                                      SEPTEMBER 30,
                                                      -------------
                                              1994          1995          1996
                                              ----          ----          ----

BALANCE SHEET DATA:                                     (IN THOUSANDS)

 Excess servicing receivable, net.......    $  -           $29,744      $187,230
 Loans held for sale....................      6,105         19,435       430,812
 Total assets...........................     12,141         61,341       710,384
 Warehouse financing facilities.........      4,995         18,530       354,481
 Warehouse Lender Term Line.............       -             9,249        57,465
 Subordinated notes.....................       -             8,003         7,003
 Convertible Subordinated Notes.........       -              -          100,000
 Total liabilities......................      7,821         49,607       615,815
 Stockholders' equity...................      4,321         11,734        94,569
-------------------

(1) Gain on sale of loans, net, is net of sharing arrangements and the premiums related to and costs of securitizations but not net of the Company's related provision for possible credit losses.

(2) Excluding the effect of the pooling of interests with FIRSTPLUS West, gain on sale of loans, net, was $439,000, $2.1 million, $25.1 million and $149.4 million for fiscal 1993, 1994, 1995 and 1996, respectively. Excluding the effect of the pooling of interests with FIRSTPLUS West, the Company experienced a loss of $180,000 and $647,000 for fiscal 1993 and 1994, respectively, and earned $6.9 million and $34.3 million, or $0.36 and $1.35 per share on a fully diluted basis, for fiscal 1995 and 1996, respectively. See Notes 1 and 9 to the consolidated financial statements of the Company.

(3) Net income per common share is computed by dividing net income, less accrued and unpaid dividends on preferred stock (the balance of which was redeemed in connection with the Company's initial public offering in February 1996), by the weighted average common and common equivalent shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the preceding "Selected Financial Data." Additionally, the Company's Consolidated Financial Statements and the notes thereto, and the separate financial statements of FIRSTPLUS Financial and the notes thereto, as well as other data included in this Report, should be read and analyzed in combination with the analysis below.

GENERAL

     The Company is a specialized consumer finance company that originates, purchases, services and sells consumer finance receivables, substantially all of which are home improvement or debt consolidation loans secured primarily by second liens on real property. The Company offers Conventional Loans and Title I Loans to certain qualified borrowers and sells substantially all of such strategic loans primarily through its securitization program, retaining rights to service these loans. The Company originated and purchased an aggregate of $227.9 million and $1.1 billion of strategic loans (including bulk purchases of loans) in the fiscal years ended September 30, 1995 and September 30, 1996, respectively. The Company securitized an aggregate of $234.8 million and $723.1 million of loans in fiscal 1995 and 1996, respectively. The Company also originated $83.4 million and $382.2 million of non-strategic loans in fiscal 1995 and 1996, respectively, which it sold to third-party lenders on a whole-loan basis, with servicing rights released. As of September 30, 1996, the principal amount of loans in the Serviced Loan Portfolio was $1.3 billion.

CERTAIN ACCOUNTING CONSIDERATIONS

     As a fundamental part of its business and financing strategy, the Company sells substantially all of its strategic loans to third-party investors in securitization transactions. In a securitization transaction, loans originated and purchased by the Company are sold to an independent entity, generally a grantor or owner trust, which holds the loans as trustee for third-party investors. The Company retains the right to service the securitized loans or appoint an approved subservicer. In addition, the Company is entitled to receive excess cash flows generated by the securitized loans calculated as the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third party investors, (ii) trustee fees, (iii) FHA insurance fees, (iv) third-party credit enhancement fees, (v) normal servicing fees and (vi) loan portfolio losses. The Company's right to receive this excess cash flow stream begins after certain reserve requirements have been met, which are specific to each securitization and are used as a means of credit enhancement. The Company determines the present value of this anticipated revenue stream at the time each securitization transaction closes utilizing valuation assumptions appropriate for each particular transaction and records it as an asset called Excess Servicing Receivable. The significant assumptions are generally related to the anticipated average lives of the loans sold and the anticipated credit losses related thereto. In order to determine the present value of this excess cash flow, the Company currently applies an estimated market discount rate of between 10% and 11% to the expected pro forma gross cash flow calculated utilizing the weighted average maturity of the securitized loans, and currently applies a risk free discount rate of 6.5% to the anticipated losses attendant to this pro forma cash flow stream (the "Allowance for Possible Credit Losses on Loans Sold"). Accordingly, the overall effective discount rate utilized on the cash flows, net of expected credit losses is approximately 12.5%. As of September 30, 1996, the Company's Excess Servicing Receivable was $187.2 million, and its Allowance for Possible Credit Losses on Loans Sold was $54.3 million or approximately 26.6% of the Company's Excess Servicing Receivable. The present value of the Company's portion of the expected future excess cash flow to be received on loans sold through securitization transactions, in excess of securitization costs and net premiums paid, is recorded as Gain on Sale of loans revenue, and the discounted value of the anticipated losses is recorded as provision for possible credit losses, in the period during which the securitization occurs. "Gain on Sale of loans, net" refers to Gain on Sale of loans less any sharing arrangements, but before any provision for possible credit losses.

     With respect to the calculation of the gross charge-off rate for a particular securitization pool, the Company, in part, utilizes the FICO scores of that securitization pool to measure the creditworthiness of the borrowers whose loans are included in the pool. The Company's securitization pool score distribution typically falls between 590 and 750 with a weighted average pool score of between 650 and 680. A FICO score of 590 or below will generally constitute a borrower that the Company classifies as a "D" credit with an estimated average annual default rate of 4.0% or more, and a FICO score of approximately

680 or better will generally constitute a borrower that the Company classifies as an "A" credit with an estimated average annual default rate of 1.2% or less. The Company estimates default rates for FICO scores based on historical loan performance and other data available to the Company. The Company has developed historical default rates for its borrowers based on each ten point increment of the FICO score range. Using the expected default rate for each ten point FICO score interval for each securitization, the Company estimates the default rate for the borrowers in the securitized pool. When valuing the Excess Servicing Receivable attributable to these securitizations, the Company assumes that its securitization pools will produce annual default rates that correspond to the historical default rates for the FICO score ranges associated with the individual pools, adjusted for accelerated levels of defaults for loan pools with FICO scores lower than 620 and for seasoned loans that have little or no increase in the frequency of defaults.

     In its estimates of annual default rates and total delinquencies, the Company utilizes assumptions that it believes are reasonable. During fiscal 1996, the Company recognized a provision for losses on loans sold of between 4.5% and 10.2%. The Company estimates annual default rates and total delinquencies based upon FICO scores, the life of the loans and the mix of the Title I Loans to Conventional Loans in the securitization. To more accurately reflect the timing of the actual loan default rates and the impact of the defaults on the overall prepayment rates, the Company began utilizing default curves beginning in the 1996-3 securitization rather than assuming defaults occur in a straight line manner over time. The use of the default curves does not impact the estimated total amount of defaults in a securitization, only the timing of when such defaults will occur. As of September 30, 1996, the Allowance Possible Credit losses on Loans Sold equaled $39.1 million or 29.0% of the Company's Excess Servicing Receivable. The Company believes that this allowance is adequate to cover anticipated losses. The Company also estimates total deliquencies (i.e., loans more than 30 days past due) to average 6% to 9% over the life of each securitization.

     As of September 30, 1996, the allowance for possible credit losses on the loans held for sale equaled $6.5 million, or 1.5% of the Company's $430.8 million portfolio of loans held for sale. The Company nets this allowance against its loans held for sale on the balance sheet. The Company believes this allowance is adequate to cover anticipated losses resulting from liquidation of outstanding loans.

     The annual prepayment rate of the securitized loans is a function of full and partial prepayments and defaults. In the calculation of its Gain on Sale, the Company makes an assumption of the prepayment rate, which the Company believes is reasonable. During fiscal 1996, the prepayment assumptions utilized by the Company ranged from 13.5% to 16.0%. The Company estimates the prepayment speeds of its loans based on prior performance, the presence or absence of prepayment penalties, the LTV of the loans and industry analysis. Beginning with the 1996-3 securitization, the Company began utilizing a prepayment curve developed by the Company's structured finance and risk management groups, which the Company believes will approximate the timing of payments over the life of the loans. The Company currently expects the prepayment curves on the loans it securitizes to generally begin slowly in the first month, gradually increasing to 13% to 15% annual prepayment rate in years two to four, then decreasing gradually and flattening thereafter.

     The estimated weighted average life of the Company's loan pools determines the structure and duration of the securities issued as well as the U.S. Treasury instruments upon which the prices of the loan tranches are based. Weighted average lives are based on the remaining maturities and estimated prepayment rates of the loans to be securitized. The terms of the Company's loan originations range from six to 300 months. The majority of the Company's originations carry contractual terms to maturity from 180 to 300 months.

     The Company records its loans at the lower of cost or market. The Company typically originates Direct Loans and Contractor Loans at or below par and Correspondent Loans at or above par. Any originations below par are recorded as loan origination discounts, thereby reducing the Company's cost basis in such loans. Any purchases above par are recorded as loan purchase premiums, thereby increasing the Company's cost basis in its loans. If the Company's accounts reflect net discounts in excess of premiums at the time it securitizes such loans, the Company recognizes such net discount as a reduction to its cost of loans sold. Conversely, if the Company's accounts reflect net premiums in excess of discounts at the time it securitizes its loans, the Company recognizes such net premium as an addition to its cost of loans sold.

     The Gain on Sale and the related Excess Servicing Receivable is recognized in the period during which loans are sold, although subsequently earned servicing fees paid to the Company by the securitization trustee are recognized as received over the lives of the securitized loans. The Company records the Excess Servicing Receivable as an asset on its balance sheet in an amount equal to the present value of the pro forma cash flow utilizing the prepayment and charge-off curves described above. The receivable is subsequently reduced as cash attributable to the Excess Servicing Receivable is collected by the Company. The Company also reports any origination premiums (net of origination discounts) as reductions of income at the time the securitization transaction closes. The Company earns additional income from its Excess Servicing Receivable, which it records on an interest accrual method, and servicing revenues and fees (ranging from 0.75% to 1.00% of the outstanding loan balance serviced) as they are earned and collected.

     There can be no assurance that the Company's estimates used to determine the Gain on Sale and Excess Servicing Receivable valuations will remain appropriate for the life of each securitization. If actual loan prepayments or defaults exceed the Company's estimates, the carrying value of the Company's Excess Servicing Receivable may have to be written down or the Company may increase its Allowance for Possible Credit Losses on Loans Sold through a charge against earnings during the period within which management recognizes the disparity. The Company will not write up its Excess Servicing Receivable to reflect slower than expected prepayments, although slow prepayments may ultimately result in subsequent additional earnings for the Company if actual excess cash flows exceed the original excess cash flow estimates used to record the sale. Other factors may also result in a writedown of the Company's Excess Servicing Receivable in subsequent periods. See Note 5 to the consolidated financial statements of the Company.

   The Company also originates non-strategic loans, which it sells to third-party lenders, on a servicing-released basis. These loans are either first liens or subordinate liens that do not meet the Company's securitization criteria. The Company plans to convert the non-strategic loan operations to operations that will originate strategic loans that meet the Company's current securitization parameters.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1996
  VERSUS FISCAL YEAR ENDED SEPTEMBER 30, 1995

     The Company's total revenues increased to $198.0 million for fiscal 1996 from $33.9 million for fiscal 1995, a $164.2 million increase or 484.3%. Excluding the effect of the pooling of interests with FIRSTPLUS West, the Company's total revenues increased to $185.9 million for fiscal 1996 from $29.0 million for fiscal 1995, an increase of $156.9 million or 542.1%. This increase was primarily the result of increases in the Company's Gain on Sale of loans, net, although the Company also experienced significant increases in its servicing related income, interest income and other income during this time period.

     The following table sets forth information regarding the components of the Company's revenues for fiscal 1995 and 1996:

                                                  YEAR ENDED SEPTEMBER 30,
                                                  ------------------------
                                                  1995                1996
                                                     (IN THOUSANDS)
Gain on sale of loans, before sharing.......     $40,113             $159,175
Sharing arrangements........................     (10,999)                (536)
                                                --------             --------
 Gain on sale of loans, net (1).............      29,114               158,639
Interest income.............................       2,860                25,727
Servicing income............................       1,049                 4,008
Other income................................         873                 9,683
                                                --------             ---------
   Total....................................     $33,896              $198,057
                                                --------             ---------
                                                --------             ---------
-------------------

(1) Gain on sale of loans, net, is net of sharing arrangements and the premiums related to and costs of securitizations but not net of the Company's related provision for possible credit losses.

    Gain on Sale of loans, net, increased to $158.6 million for fiscal 1996 from $29.1 million for fiscal 1995, an increase of $129.5 million or 444.9%. The Company securitized and sold $723.1 million of strategic loans during fiscal 1996 (resulting in Gain on Sale of loans, net, of $158.6 million) and $234.8 million of strategic loans during fiscal 1995 (resulting in Gain on Sale of loans, net of $26.6 million) an increase of $488.6 million or 208.1%. The Company sold $290.5 million of non-strategic loans in whole-loan sales during fiscal 1996 (resulting in Gain on Sale of loans, net, of $8.4 million) and $113.9 million of non-strategic loans in whole-loan sales during fiscal year 1995 (resulting in Gain on Sale of loans, net, of $4.1 million). Additionally, the Company earned a weighted average 13.3% profit margin (the ratio of its Gain on Sale of loans, after provision for possible credit losses, as a percentage of loans securitized and sold) on the loans it securitized and sold during fiscal 1996, compared to a 8.8% weighted average profit margin on the loans securitized and sold during 1995.

     The following table sets forth certain data with respect to each of the securitizations the Company closed during fiscal 1996:


                                                 1995-3(1)     1995-4       1996-1      1996-2      1996-A (2)      1996-3(3)
                                                 ---------     ------       ------      ------      ----------      ---------

                                                                       (DOLLARS IN THOUSANDS)
Loans sold....................................   $9,284        $77,599       $115,559    $241,625     $8,516       $299,887
Overcollateralization.........................     -             2,400          4,440       8,375       -               113(4)
                                                 ------        -------       --------    --------     ------       --------
Total loans securitized.......................   $9,284        $79,999       $119,999    $250,000      $8,516      $300,000
                                                 ------        -------       --------    --------     ------       --------
                                                 ------        -------       --------    --------     ------       --------
Gain on sale of loans, net....................   $2,040        $16,049        $24,190     $43,131       $691        $67,197
Provision for possible credit losses..........      537          3,505          5,751      12,547        203         30,681
                                                 ------        -------       --------    --------     ------       --------

Gain on sale of loans, after provision for
 possible credit losses.......................   $1,503        $12,544        $18,439     $30,585       $488        $36,516
                                                 ------        -------       --------    --------     ------       --------
                                                 ------        -------       --------    --------     ------       --------

Net gain after provision for credit losses
 as a percentage of total loans securitized
 and sold (profit margin) (5).................     16.2%          16.2%          16.0%       12.7%       5.7%          12.2%
Weighted average maturity of
 certificates sold (yrs.).....................      4.9            4.2            4.4         4.8        2.9            5.4
Weighted average FICO score...................      636            645            656         662        651            664
Percentage of total loans securitized:
 Conventional.................................     53.9%          62.5%          80.7%       89.0%      41.5%         100.0%
 Title I......................................     46.1%          37.5%          19.3%       11.0%      58.5%           0.0%


-------------------

(1) Reflects remaining portion of securitization, the larger portion of which was completed during the quarter ended September 30, 1995.

(2) Most of the Title I Loans in this securitization were unsecured.

(3) Only $255.4 million of the $300.0 million securitization was funded during fiscal 1996. Therefore, $5.9 million of the gain will be recorded subsequently in fiscal 1997.

(4) Represents the portion of the initial overcollateralization requirement that is funded with loans.

(5) Gain after commissions earned, premiums paid and provision for possible credit losses.

    The Company's increased securitization activity is related to the increased origination of strategic loans for fiscal 1996. The Company was able to increase its production of strategic loans during fiscal 1996, compared to fiscal 1995, due to the following reasons:

  1. The Company increased the size of its correspondent network during this time period, both in number (306 versus 86 for the respective periods), and geographically (26 states versus 19 states during the respective fiscal years);

  2. The Company increased its production of Direct Loans from $906,000 to $45.1 million during the respective fiscal years;

  3. The Company decreased its production of Contractor Loans, which are generally of lower quality, from $36.8 million to $21.6 million during the respective fiscal years; and

  4. The Company acquired FIRSTPLUS East in December 1995 in a purchase transaction and FIRSTPLUS West in May 1996 in a pooling transaction. During fiscal 1996, FIRSTPLUS East and FIRSTPLUS West originated a total of $206.0 million of strategic loans.

    During fiscal 1996, the Company originated and securitized a greater percentage of Conventional Loans, when compared to fiscal 1995. This continued increase in Conventional Loan emphasis is a result of the relatively small size of the Title I Loan market (the Company estimates this market at approximately $2 billion in originations annually) and the Company's desire to meet the needs of its customers, who generally request higher loan amounts and more flexible loan proceeds utilization than the Title I program offers. Although Conventional Loans require the Company to reserve greater amounts for anticipated losses than do Title I Loans, Title I Loans generally produce lower gross revenues, due to the increased premiums paid in acquiring Title I Loans.

     The Company's profit margin on securitized loans sold increased from a weighted average of 8.8% for fiscal 1995 to 13.3% for fiscal 1996. A portion of this increase was due to the fact that the Company was required to share its securitization gains in its 1994-1 and 1995-2 securitizations, which closed in December 1994 and June 1995, respectively. The Company was not required to share any securitization gain for any securitizations closed during fiscal 1996; however, $9.2 million of loans delivered in October 1995, which were attributable to the 1995-3 securitization, were subject to sharing with the Warehouse Lender. Profit margin increases also resulted from the favorable interest rate environment during the period from October 1995 to January 1996, and from increases in interest paid over the life of the loan.

     The Company's Gain on Sale profit margin for the four fiscal quarters of 1996 was 16.2%, 16.0%, 12.4% and 12.2%. During fiscal 1996, the Company's
Gain on Sale profit margin was reduced, primarily due to the sharp increases in general interest rates during the period from February 1996 to June 1996.

    The Company paid net loan premiums of $36.4 million for fiscal 1996, compared to $826,082 of net loan discounts received for fiscal 1995. This represented an average loan purchase price of 102.4% of par for fiscal 1996, and 99.6% of par for fiscal 1995. This increase resulted from the Company purchasing loans with relatively higher FICO scores and increased competition for Title I Loans. Loan purchase prices are directly related to the quality of the loans purchased, the face interest rate of the acquired loans, the quantity of loans the correspondent lender commits to sell, the nature and longevity of the relationship the Company maintains with the correspondent lender and competitive pressures.

    Interest income increased from $2.9 million for fiscal 1995, to $25.7 million for fiscal 1996, an increase of $22.9 million or 799.5%. This increase was primarily the result of a significant increase in the Company's average balance of Loans Held for Sale and an increased balance in its Excess Servicing Receivable. The Company securitizes its loans on a regular basis; however, it earns interest income on the loans it originates prior to such securitizations. During fiscal 1995 and 1996, the Company's average monthly balance of Loans Held for Sale, including non-strategic loans, was $19.4 million and $430.8 million at par, respectively, an increase of $411.4 million or 2120.6%.

     Servicing fee income increased from $1.0 million for fiscal 1995 to $4.0 million for fiscal 1996, a 282.0% increase. This increase was primarily the result of a significant increase in the average balance of the Serviced Loan Portfolio for the respective time periods: $238.6 million for fiscal 1995 to $1.3 billion for fiscal 1996, a $1.0 billion or a 431.1% increase. This increase in the Company's average Serviced Loan Portfolio was the result of the Company's increases in loan originations and securitizations during the respective time period.

     Other income increased from $873,077 for fiscal 1995 to $9.7 million for fiscal 1996, an increase of $8.8 million or 1009.0%. Other income consists primarily of loan application fees that are funded by borrowers at closing.

     The following table sets forth information regarding the components of the Company's expenses for fiscal 1996 and 1995:

                                                 YEAR ENDED SEPTEMBER 30,
                                                 -----------------------
                                                 1995               1996
                                                 ----               ----
                                                     (IN THOUSANDS)
Salaries and employee benefits...............  $10,110             $36,402
Interest expense.............................    2,660              16,892

Other expenses...............................    6,963              29,938
Provision for possible credit losses.........    4,420              59,644
                                               -------            --------
 Total.......................................  $24,153            $142,876
                                               -------            --------
                                               -------            --------

     Salaries and employee benefits increased from $10.1 million for fiscal 1995 to $36.4 million for fiscal 1996, an increase of $26.3 million or 260.0%. The Company employed 484 persons as of September 30, 1995 and 949 persons as of September 30, 1996, an increase of 96.1%. However, during the same time, total revenues increased from $33.9 million to $198.1 million, an increase of $164.2 million or 484.0%. Therefore, although the number of employees increased, the Company's employees were able to originate, securitize and service a disproportionately larger amount of loan volume, thereby generating disproportionately larger revenues per employee. The Company earned $70,034 of revenue per employee for fiscal 1995 compared to $208,701 of revenue per employee for fiscal 1996.

     Interest expense increased from $2.7 million for fiscal 1995 to $16.9 million for fiscal 1996, an increase of $14.2 million or 535.0%. Interest expense increased primarily because of the significant increases in borrowings under the Company's warehouse facilities incurred during fiscal 1996 when compared to fiscal 1995, partially offset by more favorable interest rates. As of September 30, 1996, the Company's warehouse debt totaled $354.5 million and bore interest at a weighted average rate of approximately 6.6%. As of September 30, 1995, the Company's warehouse debt totaled $18.5 million and bore interest at a weighted average interest rate of approximately 9.25%.

     Other operating expenses increased to accommodate the significantly expanded loan origination, loan servicing and loan securitization volumes during the respective fiscal years. Other operating expenses consist primarily of Title I Program insurance premiums paid upon the origination of Title I Loans, professional fees, rents and the costs associated with marketing, underwriting, administration and servicing. The Company expects to incur significantly greater marketing expenses in fiscal 1997, due to its strategy of increasing its brand name recognition, and its goal of generating significantly larger amounts of Direct Loans.

     The provision for possible credit losses increased from $4.4 million for fiscal 1995 to $59.6 million for fiscal 1996, an increase of $55.2 million or 1,249.5%. The increase was primarily attributable to the 208.1% increase in volume of loans securitized in fiscal 1996 ($723.1 million) compared to fiscal 1995 ($234.8 million) and to the fact that a greater amount of securitized loans in fiscal 1996 were Conventional Loans, which require the Company to provide for a higher level of losses as compared to insured Title I Loans. To a lesser extent, the increase is the result of (i) an increase of $2.5 million because the default rate for a pool of Bulk Loans included in the 1995-2 securitization exceeded the estimates made at the time of the securitization, which adjustment was determined in conformity with the Company's current estimation methodology, (ii) an increase of $5.6 million taken for the increased amount of loans held for sale on the Company's balance sheet and (iii) the Company's change from a constant default rate to default curves commencing in the fourth quarter of fiscal 1996.

    Income tax expense increased from $3.9 million for fiscal 1995, to $21.0 million for fiscal 1996, an increase of $17.1 million or 437.0%. The income tax expense was recorded at statutory rates.

FISCAL YEAR ENDED SEPTEMBER 30, 1995
  VERSUS FISCAL YEAR ENDED SEPTEMBER 30, 1994

     The Company's total revenues increased to $33.9 million in fiscal 1995 from $29.8 million in fiscal 1994, an increase of $4.1 million or 13.7%. Excluding the effect of the pooling of interests with FIRSTPLUS West, the Company's total revenues increased to $29.0 million in fiscal 1995 from $2.4 million in fiscal 1994, an increase of $26.5 million or 1,084%. The increase in the volume of strategic loans originated and purchased by the Company and the commencement of the Company's securitization program in fiscal 1995 were primarily responsible for this increase in revenues, although interest, servicing and other income also increased substantially during fiscal 1995. The Company's securitization transactions resulted in Gain on Sale, which is treated as a revenue item. Gain on Sale increased because the Company was able to sell a larger volume of loans more efficiently through securitization transactions than through whole-loan sales.

     Total expenses decreased from $24.7 million in fiscal 1994 to $24.2 million in fiscal 1995, a decrease of $500,000 or 2.2%. Excluding the effect of the pooling of interests with FIRSTPLUS West, total expenses increased from $3.1 million to $18.2 million, an increase of $15.1 million or 488%; however, as a percentage of total revenues, total expenses decreased from 126.5% in fiscal 1994 to 62.8% in fiscal 1995. The Company incurred an income tax expense of $3.9 million in fiscal

1995. As a result of the improved revenues, net income increased from $5.2 million for fiscal 1994 to net income of $5.8 million for fiscal 1995.

    The following table sets forth information regarding the components of the Company's revenues for the years ended September 30, 1994 and 1995:

                                                 YEAR ENDED SEPTEMBER 30,
                                                 -----------------------
                                                 1994               1995
                                                 ----               ----
                                                     (IN THOUSANDS)

Gain on sale of loans, before sharing......... $27,671              $40,113
Sharing arrangements..........................    --                (10,999)
                                               -------             --------
 Gain on sale of loans, net (1)...............  27,671               29,114
Interest income...............................   1,845                2,860
Servicing income..............................      72                1,049
Other income..................................     252                  873
                                               -------              -------
   Total...................................... $29,840              $33,896
                                               -------              -------
                                               -------              -------
-------------------
(1) Gain on sale of loans, net, is net of sharing arrangements and the premiums related to and costs of securitizations but not net of the Company's related provision for possible credit losses.

    Gain on Sale of loans, net, increased to $29.1 million in fiscal 1995 from $27.7 million in fiscal 1994, an increase of $1.4 million or 5.2%. Excluding the effect of the pooling of interests with FIRSTPLUS West, Gain on Sale of loans, net, increased to $25.1 million from $2.1 million, an increase of $23.0 million or 1,110%. The increase was the result of the Company beginning its securitization program in fiscal 1995 following the acquisition of FIRSTPLUS Financial. The Company completed four securitizations in fiscal 1995 as compared to none in fiscal 1994.

     The acquisition of FIRSTPLUS Financial allowed the Company to enter the securitization market for Conventional Loans and Title I Loans by providing the Company with a Title I Loan portfolio, which the Company could continue to expand, and a servicing platform, which was necessary for the Company to pursue a successful securitization strategy. Each of the Company's four securitizations in fiscal 1995 included a majority of Title I Loans. The FHA insurance associated with these loans was passed through to the securitization investors. The following table sets forth certain data with respect to each of the four securitizations completed in fiscal 1995:


                                                                               1994-1     1995-1     1995-2     1995-3(1)
                                                                               ------     ------     ------     --------
                                                                                         (DOLLARS IN THOUSANDS)



Loans sold..................................................................   $46,768    $17,331    $104,935    $73,250
Overcollateralization.......................................................      --         --          --        1,750 (2)
                                                                               -------    -------    --------    -------
Total loans securitized.....................................................   $46,768    $17,331    $104,935    $75,000
                                                                               -------    -------    --------    -------
                                                                               -------    -------    --------    -------
Gain on sale of loans, net.................................................    $ 1,973    $ 2,623    $ 10,767    $11,214
Provision for possible credit losses.......................................        704        800       1,485      2,181
                                                                               -------    -------    --------    -------
Gain on sale of loans, after provision for possible credit
 losses.....................................................................   $ 1,269    $ 1,823    $  9,282    $ 9,033
                                                                               -------    -------    --------    -------
                                                                               -------    -------    --------    -------
Net gain after provision for credit losses as a percentage of
total loans securitized and sold (profit margin)...........................        2.7%      10.5%        8.8%      12.3%
Weighted average maturity of certificates sold (yrs.)......................        3.2        5.1         5.0        4.9
Weighted average FICO score................................................        636        620         667        634
Percentage of total loans securitized:
   Conventional............................................................         10%       33.6%       7.9%      62.2%
   Title I.................................................................         90%       66.4%      92.1%      37.8%


(1) Only $65.7 million of the $75.0 million securitization was funded during the fiscal year ended September 30, 1995. Therefore, $1.5 million of the gain is recorded in the subsequent fiscal year.

(2) Represents the portion of the initial overcollateralization requirement that is funded with loans.

     The 1995-2 securitization included $8.3 million of Conventional Loans originated by the Company, $10.0 million of Title I Loans originated by the Company and $86.7 million of Title I Loans purchased by the Company in a bulk purchase from Citizens Thrift & Loan ("Citizens"). These Citizens loans represented 82.6% of the 1995-2 securitization. Conventional Loans originated by the Company therefore totaled 45% of the total loans originated by the Company and sold in the 1995-2 securitization (i.e., excluding bulk purchases). The 1995-3 securitization included $40.9 million of Conventional Loans and $24.8 million of Title I Loans, or 62.2% and 37.8%, respectively, of the loans securitized in the fourth quarter of fiscal year 1995. The Company originated increasingly larger percentages of Conventional Loans with each succeeding fiscal 1995 quarter.

     In June 1995, the Company entered into the Warehouse Lender Facility and the Warehouse Lender Term Line. In exchange for entering into these facilities, the Warehouse Lender was entitled to purchase from the Company, at cost, a percentage of the Excess Servicing Receivable earned from loan securitizations. Additionally, the Excess Servicing Receivable generated from the 1994-1 securitization of $4.5 million was shared with Farm Bureau in the amount of $2.6 million, as it was the owner of a portion of the loans that were securitized in the transaction.

     For various reasons, including the existence of higher quality loan pools with longer average lives and higher coupon rates, as well as a declining interest rate environment, the Company's Gain on Sale before sharing arrangements as a percentage of loans securitized increased from 7.9% in the 1994-1 securitization to 17.3% in the 1995-3 securitization.

     Due to the Company's ability to access the securitization markets, whole-loan sales decreased during fiscal 1995. Whole-loan sale gains decreased to $478,000 in fiscal 1995 from $777,000 in fiscal 1994, a decrease of $300,000 or 39%.

     The Company earned net discounts of $1.3 million in fiscal 1994, as compared with net loan premiums of $826,082 in fiscal 1995. This represented an average loan purchase price of 90% of par in fiscal 1994 and an average loan purchase price of 100.4% of par in fiscal 1995. During fiscal 1995, the Company significantly reduced its origination and purchases of loans to borrowers it classifies as "D" credits in order to furnish securitization investors with a higher grade investment. Additionally, in fiscal 1995, the Company expanded its longer term relationships with larger independent contractors and correspondents in order to increase its loan volume. Also, the Company experienced greater competitive pressures during fiscal 1995, as competitors became more familiar with the Title I product. The combination of these three factors required the Company to buy its loans at greater prices during fiscal 1995 as compared with fiscal 1994. The effect of this increase in prices has been reduced by the increased volume of loans purchased by the Company.

     Interest income increased from $1.8 million during fiscal 1994 to $2.9 million in fiscal 1995, an increase of $1.0 million or 55%. Excluding the effect of the pooling of interests with FIRSTPLUS West, interest income increased from $143,000 in fiscal 1994 to $2.3 million in fiscal 1995, an increase of $2.2 million or 1,543%; this increase was a result of the Combination and the Company's securitization program. Interest income is earned primarily from loans owned and accumulated by the Company for future securitizations. During fiscal 1994, the Company's average monthly loan portfolio was $19.2 million at par. During fiscal 1995, the Company's average monthly loan portfolio was $21.5 million at par. The significant increase in interest income is primarily due to the Company's increases in the average monthly loan portfolio.

     Servicing fee income increased from $72,000 in fiscal 1994 to $1.0 million in fiscal 1995. Servicing fees are approximately 1% of the unamortized loan balance and are paid monthly. The Company's Serviced Loan Portfolio at September 30, 1995 was $238.6 million; however, $83.1 million of this amount is subserviced by Citizens as the Company elected not to replace Citizens as the servicer when it acquired such loans from Citizens in September 1995. The servicing fees earned by the Company for the loans subserviced by Citizens are minimal. See "Business -- Servicing Operations -- General."

     Other income increased from $252,000 in fiscal 1994 to $873,077 in fiscal 1995, an increase of $621,311 or 246.8%. Other income is proportional to the Company's loan origination volume from selected dealers. It consists primarily of loan application fees, which are funded by borrowers at closing.

     The following table sets forth information regarding the components of the Company's expenses for the years ended September 30, 1994 and 1995:

                                                 YEAR ENDED SEPTEMBER 30,
                                                 -----------------------
                                                 1994               1995
                                                 ----               ----
                                                     (IN THOUSANDS)

Salaries and employee benefits...............   $17,054            $10,110
Interest expense.............................     1,041              2,660
Other expenses...............................     6,465              6,963
Provision for possible credit losses.........       125              4,420
                                                -------            -------
   Total.....................................   $24,685            $24,153
                                                -------            -------
                                                -------            -------


     Salaries and employee benefits decreased from $17.0 million in fiscal 1994 to $10.1 million in fiscal 1995, a decrease of $6.9 million or 40.7%. Excluding the effect of the pooling of interests with FIRSTPLUS West, salaries and employee benefits increased from $1.6 million in fiscal 1994 to $6.2 million in fiscal 1995, an increase of $4.6 million or 295%. The increase was attributable to the Company hiring additional personnel in order to generate increased levels of loan originations and to manage the increased servicing activity.

     Interest expense increased from $1.0 million in fiscal 1994 to $2.7 million in fiscal 1995, an increase of $1.6 million or 155.7%. Excluding the effect of the pooling of interests with FIRSTPLUS West, interest expense increased from $198,000 in fiscal 1994 to $2.4 million in fiscal 1995, an increase of $2.2 million or 1,120%; interest expense increased because of the significant increases in warehouse debt and other debts incurred by the Company during fiscal 1995 as a result of higher levels of loan originations and purchases and the incurrence of securitization costs and increased infrastructure costs. Total debt outstanding at September 30, 1994 was $5.6 million as compared with $36.6 million at September 30, 1995. As a percentage of total revenues, interest expense increased from 3.5% in fiscal 1994 compared to 7.8% in fiscal 1995.

     Other operating expenses increased from $6.5 million in fiscal 1994 to $7.0 million in fiscal 1995, or 7.7%. Excluding the effect of the pooling of interests with FIRSTPLUS West, other operating expenses increased from $1.2 million in fiscal 1994 to $5.1 million in fiscal 1995, an increase of $3.9 million or 328%. Other operating expenses increased in order to accommodate the significantly expanded loan origination, loan servicing and loan securitization volumes experienced by the Company during fiscal 1995. Other operating expenses consist primarily of Title I Program insurance premiums paid upon the origination of Title I Loans, professional fees, rents, and the costs associated with marketing, underwriting, administration and servicing.

     The provision for possible credit losses increased from $125,000 for fiscal 1994 to $4.4 million for fiscal 1995, an increase of $4.3 million. The provision increased primarily because no loans were securitized in fiscal 1994, and the Company securitized and sold $234.8 million of loans during fiscal 1995. This provision for fiscal 1995 represented 1.9% of the loans securitized and sold during the period.

      Income tax expense was $3.9 million during fiscal year 1995. The income tax expense was recorded at statutory rates, but was reduced by net operating loss carryovers.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operations require continued access to financing sources. The Company's primary operating cash requirements include the funding of (i) loan originations and purchases, (ii) reserve accounts, overcollateralization requirements, fees and expenses incurred in connection with its securitization transactions, (iii) tax payments due on the Company's taxable net income, (iv) television, radio and direct mail advertising and other marketing, and (v) administrative and other operating expenses.

     Adequate credit facilities and other sources of funding, which permit the Company to fund its operating cash requirements and to securitize or sell loans in the secondary market, are essential to the continuation of the Company's ability to originate and purchase loans. After utilizing available working capital, the Company borrows money to fund its loan originations and purchases, and repays these borrowings as the loans are repaid or sold. Upon the securitization or sale of loans and the subsequent repayment of the borrowings, the Company's working capital and warehouse lines of credit then become available to fund additional loan originations and purchases.

      The Warehouse Lender Facility is secured by loans originated or purchased by the Company and bears interest payable monthly at the rate of 1.25% over the commercial paper rate of the Warehouse Lender's parent (6.6% per annum as of September 30, 1996). This warehouse facility has a loan advance rate equal to the lesser of loan cost or 95% of the market value as determined by the Warehouse Lender. Advances under the Warehouse Lender Facility were and will continue to be incurred to originate and purchase loans. In February 1996, the Company increased the Warehouse Lender Facility from $100 million to $130 million, extended its expiration to March 1997 and eliminated all sharing arrangements.

      The Company also has the Warehouse Lender Term Line with the Warehouse Lender, which is secured by the Company's servicing rights and Excess Servicing Receivable. This line of credit bears interest at the rate of 2.5% over the commercial paper rate of the Warehouse Lender's parent (7.8% per annum as of September 30, 1996), with advances of principal amortized over 60 months. The Warehouse Lender Term Line may be utilized for any working capital need; to date, however, the Company has used the Warehouse Lender Term Line primarily to finance the Company's share of premium costs, cost of issuance and initial reserve deposits for credit enhancement. The Company may only borrow up to 65% of the value of the Company's Excess Servicing Receivable (as calculated by the lender) under this facility. Portions of the Excess Servicing Receivable earned upon the successful execution of the 1995-2 and 1995-3 securitization were shared between the Company and the Warehouse Lender as specified in the Warehouse Lender Term Line agreement. At September 30, 1996, the Company had borrowed $62.5 million under this facility and $7.5 million remained available for borrowing, subject to the Company completing future securitizations. In January 1996, the Warehouse Lender increased the Warehouse Lender Term Line from $20 million to $70 million, eliminated the Warehouse Lender Term Line excess servicing arrangements effective with respect to the 1995-4 securitization (which was funded primarily in November and December 1995) and extended the expiration of the Warehouse Lender Term Line to March 1997. In order to facilitate the increased size of the line, and to secure other modifications favorable to the Company, Farm Bureau, BOCP II, Limited Liability Company ("BOCP II"), formerly Banc One Capital Partners II, Limited Partnership, Banc One Capital Partners V, Ltd. ("BOCP V"), Ronald M. Mankoff and the Phillips Partnership sold to the Warehouse Lender an aggregate of 250,000 shares of Common Stock owned by them for $3.50 per share and the Company issued to Warehouse Lender warrants to purchase 500,000 shares of Common Stock at an exercise price of $7.00 per share. See "Description of Capital Stock -- Registration Rights."

    The Company has the $110 million Bank One Facility, which is secured by loans originated or purchased by the Company and expires on October 16, 1997. Interest is payable monthly and accrues at 1.00% over the thirty-day federal funds rate. This warehouse facility has a loan advance rate generally equal to the lesser of 100% of the face amount of the loan or 97% of loan cost or market value of the loan as determined by Bank One. At September 30, 1996, approximately $50.9 million was outstanding under this line of credit. Upon the repayment of underlying loan principal payments or the sale or refinancing of the underlying loans, this facility is paid down. In January 1996, the Company increased the Bank One Facility from $20 million to $40 million, increased the advance rate from 95% to 97% and decreased the interest rate on the facility from prime plus 1% to the federal funds rate plus 1.25%. In June 1996, the Company increased the Bank One Facility from $40 million to $60 million. In October 1996, the Company increased the Bank One Facility from $60 million to $110 million.

    In May 1996, the Company entered into the Bear Stearns Facility. The term of the financing matures and is renewed on a daily basis. The interest rate on the amount financed is computed on a daily basis and is paid monthly in arrears. The agreement is not a committed facility; therefore, the Company could incur a significant repurchase obligation in the event the lender is unable or unwilling to continue with the repurchase agreement. In August 1996, the Company increased the Bear Stearns Facility from $200 million to $300 million. In October 1996, the Company increased the Bear Stearns Facility from $300 million to $500 million.

     In November 1996, the Company entered into the $75 million Bear Stearns Term Line. The Bear Stearns Term Line may be utilized by the Company with respect to Excess Servicing Receivable generated by securitization in which Bear Stearns is the lead Manager.

     In December 1996, the Company entered into the $100 million PaineWebber Term Line and the $400 million PaineWebber Facility. The PaineWebber Term Line bears interest at LIBOR plus 2.1% and the PaineWebber Facility bears interest at LIBOR plus 1.00%.

     In August 1996, the issued the Convertible Notes in the aggregate principal amount of $100 million. The Notes mature in August 2003, Company and bear interest at 7.25% and are convertible into Common Stock at a conversion price of $16.30 per share. On December 17, 1996, a holder agreed to convert $17.1 million principal amount of Convertible Notes into 1,047,852 shares of Common Stock, plus approximately $402,000, representing accrued interest from August 20, 1996, and additional shares of Common Stock as an incentive for the early conversion of the Convertible Notes.

    The Company also has two other warehouse facilities with other lenders aggregating $70 million, which are secured by Loans originated or purchased by the Company.

    As of September 30, 1996, the Company owed an aggregate of $7.0 million principal amount of Subordinated Notes to BOCP II, BOCPV and Farm Bureau. The Subordinated Notes are secured by certain assets of the Company, but are subordinated to the rights of the warehouse lenders. Interest is payable quarterly, and the Subordinated Notes may be prepaid with written consent of the warehouse lenders without penalty.

     At September 30, 1996, the Company also had certain other notes payable totaling approximately $2.0 million with maturities in September 1998. In addition, at September 30, 1996, FIRSTPLUS East had $9.2 million outstanding under its $22.5 million warehouse facilities, primarily with Leader Federal Bank of Bartlet, Tennessee, and FIRSTPLUS West had $33.9 million outstanding under its $40 million warehouse facilities, primarily with Bank United of Texas.

     As indicated above, the Company's ability to continue to originate and purchase loans is dependent, in large part, upon its ability to securitize or sell the loans in the secondary market in order to generate cash proceeds for new originations and purchases. The value of and market for the Company's loans are dependent upon a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors may affect the Company's ability to purchase, securitize or sell loans for acceptable prices within a reasonable period of time. A prolonged, substantial reduction in the size of the secondary market for loans of the type originated or purchased by the Company may adversely affect the Company's ability to securitize or sell loans in the secondary market, with a consequent adverse impact on the Company's profitability and ability to continue to originate and purchase loans.

     As a result of the Company's increasing volume of loan originations and purchases, and its expanding securitization activities, the Company has operated, and expects to continue to operate, on a negative operating cash flow basis, which is expected to increase as the volume of the Company's loan purchases and originations increase and its securitization program grows. The Company's operations provided $5.0 million and $3.7 million of cash in fiscal 1993 and fiscal 1994, respectively, and used $25.7 million and $496.7 million of cash in fiscal 1995 and fiscal 1996, respectively. The increase in the use of cash in operations is primarily related to the cost of an enlarged infrastructure, employee base, and the costs that accompany the Company's securitization strategy (which increases the Gain on Sale of loans but reduces the amount of cash received on the sale of loans as compared to whole-loan sales). In June 1996, the Commission declared effective the Company's shelf registration statement covering up to $1 billion dollars of asset-backed securities. The Company's first drawdown under this registration statement was the 1996-2 securitization. The Company completed total securitizations in the amount of $234.8 million and $723.1 million for fiscal 1995 and the fiscal year ended September 30, 1996, respectively. In connection with securitizations, the Company is required to provide credit enhancements in the form of reserve accounts and/or overcollateralizations. The accumulated amounts of such cash reserves are reflected on the Company's balance sheet as "receivable from trusts" and equaled $26.3 million as of September 30, 1996. These accounts cannot be used by the Company for operating purposes. The Company's financings and investing activities used cash in the amount of $2.7 million in fiscal 1994, and generated cash in the amount $25.9 million and $517.3 million in fiscal 1995 and 1996, respectively. Cash from financing and investing activities increased primarily due to additional borrowings related to the Subordinated Notes and the various warehouse and term line facilities which have been used to fund loan originations, working capital and securitization costs.

     In addition, the Company has begun to implement a strategy of maintaining a significant quantity of loans on its balance sheet, thus increasing the length of time that loans are held for sale and materially increasing its interest rate risk. Because the Company's present loan facilities bear interest at variable rates, the Company has a need for medium to long term, fixed-rate financing. If the Company is unable to obtain such financing, it could have a material adverse effect on the Company's results of operations and financial condition.

     The increased use of securitization transactions as a funding source by the Company has resulted in a significant increase in the amount of Gain on Sale (from securitizations) recognized by the Company. During fiscal 1996, the Company recognized Gain on Sale (from securitizations) in the amount of approximately $158.6 million compared to $25.6 for fiscal 1995. This Gain on Sale has a negative impact on the cash flow of the Company since the Company may be required to pay state and federal income taxes and must currently pay securitization costs, including overcollateralization costs, in the period the income is recognized, although the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected. Beginning with 1996-3, the Company began utilizing an owner trust securitization structure, which allows the Company to defer an increased percentage of the book gain for tax purposes and therefore the requirement to pay such federal income taxes on a current basis. The Company has funded these cash requirements primarily through its Warehouse Lender Term Line. The Company had cash of approximately $23.2 million at September 30, 1996.

      Based on the Company's anticipated rate of growth, the Company believes that it will need to arrange additional warehouse lines of credit or other financing sources within the next 90 days. The Company is currently negotiating for increased and/or additional warehouse facilities. The Company's existing warehouse lines of credit restrict its ability to incur other indebtedness. The Company has no commitments for such increased and/or additional financings, and there can be no assurance that the Company will be successful in consummating any such financing transactions in the future or on terms the Company would consider to be favorable. In such event, the Company's growth and operations could be curtailed, which could have a material adverse effect on the Company's results of operations and financial condition. See "Risk Factors -- Liquidity and Capital Resources."

IMPACT OF INFLATION

     Increases in the inflation rate generally result in increased interest rates. Since the Company borrows funds at a variable rate, increased interest rates will increase the borrowing costs of the Company. Inflation will also increase the operating costs of the Company. The Company may not be able to pass on the effects of inflation and accompanying higher interest rates to its borrowers due to usury or other regulatory restrictions or competitive pressures.

SEASONALITY

     The Company is affected by consumer demand for home improvements, which is partially influenced by regional trends, economic conditions and personal preferences. The Company's business is generally subject to seasonal trends, with home improvements generally peaking during the spring and summer seasons and declining to lower levels in the fall and winter months. Delinquencies on loan payments typically increase in November and December of each calendar year.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1996, the FASB issued FASB 125, "Accounting for Transfer and
Servicing of Financial Assets and Extinguishment of Liabilities".   FASB 125
addresses the accounting for all types of securitization transactions, securities lending and repurchase agreements, collateralized borrowing arrangements and other transactions involving the transfer of financial assets. FASB 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. FASB 125 is generally effective for transactions that occur after December 31, 1996, and it is to be applied prospectively. FASB 125 will require the Company to allocate the total cost of mortgage loans sold to the mortgage loans sold (servicing released), retained certificates and servicing rights based on their relative fair values. The Company will be required to assess the retained certificates and servicing rights for impairment based upon the fair value of those rights. The pronouncement also will require the Company to provide additional disclosure about the retained certificates in its securitizations and to account for these assets at fair value in accordance with FASB 115. The Company will apply the new rules prospectively beginning in the first calendar quarter of 1997 and, based on current circumstances, does not believe the application of the new rules will have a material impact on the Company's financial statements. There can be no assurance, however, that the implementation by the Company of FASB 125 will not reduce the Company s Gain on Sale of Loans in the future or otherwise adversely affect the Company's results of operations or financial condition.

FORWARD LOOKING STATEMENTS

     Certain information contained in this Form 10-K constitutes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," " anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" contained in the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 1996, constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements and Supplementary Data are set forth herein commencing on page F-1 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a) Documents filed as part of Report.

     1. FINANCIAL STATEMENTS:

        The Financial Statements are listed in the index to Consolidated Financial Statements on page F-1 of this Report.

     2. FINANCIAL STATEMENT SCHEDULES:

        Not applicable

     3. EXHIBITS:

        The exhibits are listed on the Exhibit Index attached hereto.

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                          ------
RAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

    Report of Independent Auditors........................................F-2

    Consolidated Balance Sheets as of September 30, 1995 and 1996.........F-3

    Consolidated Statements of Income for the Years Ended
    September 30, 1994, 1995 and 1996.....................................F-4

    Consolidated Statements of Stockholders' Equity for the
    Years Ended September 30, 1994, 1995 and 1996.........................F-5

    Consolidated Statements of Cash Flows for the Years Ended
    September 30, 1994, 1995 and 1996.....................................F-6

    Notes to Consolidated Financial Statements............................F-7

                            REPORT OF INDEPENDENT AUDITORS


Board of Directors
RAC Financial Group, Inc.


    We have audited the accompanying consolidated balance sheets of RAC Financial Group, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RAC Financial Group, Inc. and subsidiaries at September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

                                  /s/ Ernst & Young LLP


Dallas, Texas
October 25, 1996

                      RAC FINANCIAL GROUP, INC. AND SUBSIDIARIES


                             CONSOLIDATED BALANCE SHEETS

                        ASSETS (NOTE 7)
                                                                       SEPTEMBER 30,
                                                               ---------------------------
                                                                   1995           1996
                                                              ------------   ------------
Cash and cash equivalents. . . . . . . . . . . . . . . . .    $  2,485,511   $ 23,167,198
Loans held for sale, net (Notes 3 and 4) . . . . . . . . .      19,435,177    430,811,705
Excess servicing receivable (Note 5) . . . . . . . . . . .      29,743,987    187,229,584
Subordinated certificates held for sale (Note 5) . . . . .       1,312,500     16,527,471
Receivable from trusts . . . . . . . . . . . . . . . . . .       2,571,668     32,105,423
Other assets (Note 6). . . . . . . . . . . . . . . . . . .       5,791,665     20,542,375
                                                              ------------   ------------
Total assets . . . . . . . . . . . . . . . . . . . . . . .    $ 61,340,508   $710,383,756
                                                              ------------   ------------
                                                              ------------   ------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities . . . . . . . . .     $ 6,936,703  $  19,669,370
Warehouse financing facilities (Note 7). . . . . . . . . .      18,529,557    354,480,790
Warehouse Lender term line of credit (Note 7). . . . . . .       9,248,872     57,464,872
Notes payable (Note 7) . . . . . . . . . . . . . . . . . .         871,906      1,966,818
Subordinated notes payable (Note 7). . . . . . . . . . . .       8,002,500      7,002,500
Convertible subordinated notes . . . . . . . . . . . . . .              --    100,000,000
Allowance for possible credit losses on loans
   sold (Note 4)   . . . . . . . . . . . . . . . . . . . .       3,906,506     54,256,800
Deferred tax liabilities, net (Note 8) . . . . . . . . . .       2,110,593     20,973,879
                                                              ------------   ------------
     Total liabilities . . . . . . . . . . . . . . . . . .      49,606,637    615,815,029
                                                              ------------   ------------
Contingencies and Commitments (Note 14)
Stockholders' equity:
  Preferred stock Series A, non-voting, $1.00 par value,
    8% cumulative dividend (Note 9):
    Authorized -- 300,000
    Issued and outstanding shares -- 100,000 -- 1995;
    none -- 1996 . . . . . . . . . . . . . . . . . . . . .         100,000             --
  Preferred stock Series B, non-voting, $1.00 par value,
    8% cumulative dividend (Note 9):
    Authorized, issued, and outstanding shares -- 2,300,000
      - 1995; none - 1996. . . . . . . . . . . . . . . . .       2,300,000             --
  Common stock, $0.01 par value (Note 9):
    Authorized shares -- 100,000,000
    Issued and outstanding shares -- 15,000,000 -- 1995;
    22,499,140 -- 1996 . . . . . . . . . . . . . . . . . .         150,000        224,991
  Non-voting common stock, $0.01 par value (Note 9):
    Authorized shares -- 25,000,000
    Issued and outstanding shares -- 2,948,804 -- 1995;
    4,440,676 -- 1996. . . . . . . . . . . . . . . . . . .          29,488         44,407
  Additional capital . . . . . . . . . . . . . . . . . . .       3,537,184     54,695,558
  Retained earnings. . . . . . . . . . . . . . . . . . . .       5,617,199     39,603,771
                                                              ------------   ------------
    Total stockholders' equity . . . . . . . . . . . . . .      11,733,871     94,568,727
                                                              ------------   ------------
    Total liabilities and stockholders' equity . . . . . .     $61,340,508   $710,383,756
                                                              ------------   ------------
                                                              ------------   ------------


                               See accompanying notes.

                      RAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME


                                                           YEAR ENDED SEPTEMBER 30,
                                                ------------------------------------------
                                                    1994           1995           1996
                                               ------------   ------------  -------------
Revenues:
  Gains on sales of loans, net . . . . . . .    $27,671,211    $29,113,701   $158,639,463
  Interest income. . . . . . . . . . . . . .      1,845,001      2,860,372     25,726,629
  Servicing income . . . . . . . . . . . . .         71,982      1,049,188      4,007,544
  Other income . . . . . . . . . . . . . . .        251,766        873,077      9,683,463
                                               ------------   ------------  -------------
     Total revenues. . . . . . . . . . . . .     29,839,960     33,896,338    198,057,099
Expenses:
  Salaries and employee benefits . . . . . .     17,054,236     10,110,448     36,401,629
  Interest . . . . . . . . . . . . . . . . .      1,040,552      2,660,407     16,891,544
  Other operating. . . . . . . . . . . . . .      6,464,674      6,962,933     29,938,395
  Provision for possible credit losses . . .        125,000      4,419,736     59,644,195
                                               ------------   ------------  -------------
     Total expenses. . . . . . . . . . . . .     24,684,462     24,153,524    142,875,763
                                               ------------   ------------  -------------
Income before income taxes . . . . . . . . .      5,155,498      9,742,814     55,181,336
Provision for income taxes . . . . . . . . .             --     (3,903,304)   (20,968,908)
                                               ------------   ------------  -------------
Net income . . . . . . . . . . . . . . . . .     $5,155,498     $5,839,510    $34,212,428
                                               ------------   ------------  -------------
                                               ------------   ------------  -------------

Weighted average common shares and
common equivalent shares outstanding . . . .     16,276,874     20,296,874     25,358,162
                                               ------------   ------------  -------------
                                               ------------   ------------  -------------
Primary net income per share of
common stock . . . . . . . . . . . . . . . .           $.31           $.28          $1.35
                                               ------------   ------------  -------------
                                               ------------   ------------  -------------
Weighted average fully diluted common
and common equivalent shares outstanding . .     16,276,874     20,296,874     26,353,526
                                               ------------   ------------  -------------
                                               ------------   ------------  -------------
Fully diluted net income per share of
common stock . . . . . . . . . . . . . . . .          $0.31          $0.28          $1.31
                                               ------------   ------------  -------------
                                               ------------   ------------  -------------


                               See accompanying notes.

                      RAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             PREFERRED STOCK
                                                           -----------------------------------------------
                                                                    SERIES "A"              SERIES "B"
                                                           ------------------------  ---------------------
                                                                SHARES    AMOUNT     SHARES      AMOUNT
                                                               ------     ------     ------      ------
Balance at September 30, 1993. . . . . . . . . . . . .        300,000    $300,000
Preferred stock dividends. . . . . . . . . . . . . . .
Issuance of common stock . . . . . . . . . . . . . . .
Cancellation of loans to officer assumed by
    stockholders . . . . . . . . . . . . . . . . . . .
Distributions (Note 1) . . . . . . . . . . . . . . . .
Net (loss) income. . . . . . . . . . . . . . . . . . .
                                                              -------     -------   ---------  ----------
Balance at September 30, 1994. . . . . . . . . . . . .        300,000     300,000
Investment in subsidiary -- RNFC . . . . . . . . . . .                              2,300,000  $2,300,000
Issuance of common stock and exercise of
     warrants. . . . . . . . . . . . . . . . . . . . .
Redemption of preferred stock. . . . . . . . . . . . .       (200,000)   (200,000)
Preferred stock dividends. . . . . . . . . . . . . . .
Distributions (Note 1) . . . . . . . . . . . . . . . .
Net (loss) income. . . . . . . . . . . . . . . . . . .
                                                              -------     -------   ---------  ----------
Balance at September 30, 1995. . . . . . . . . . . . .        100,000     100,000   2,300,000   2,300,000
Issuance of common stock and exercise of stock
    warrants . . . . . . . . . . . . . . . . . . . . .
Transfer of non-
    voting to voting . . . . . . . . . . . . . . . . .
Redemption of preferred stock. . . . . . . . . . . . .       (100,000)   (100,000) (2,300,000) (2,300,000
Preferred stock dividends. . . . . . . . . . . . . . .
Net income (loss). . . . . . . . . . . . . . . . . . .
Other. . . . . . . . . . . . . . . . . . . . . . . . .
                                                              -------     -------   ---------  ----------
Balance at September 30, 1996. . . . . . . . . . . . .           -        $  -          -      $    -
                                                              -------     -------   ---------  ----------
                                                              -------     -------   ---------  ----------
                                                                 COMMON STOCK
                                                ---------------------------------------------
                                                           VOTING             NON-VOTING                      RETAINED
                                                ----------------------  ---------------------  ADDITIONAL     EARNINGS
                                                   SHARES     AMOUNT      SHARES    AMOUNT     CAPITAL       (DEFICIT)     TOTAL
                                                   ------     ------      ------    ------    ----------    ---------   ----------
Balance at September 30, 1993. . . . . . . . .   10,300,000  $103,000                         $4,537,920    $(295,377)  $4,645,543
Preferred stock dividends. . . . . . . . . . .                                                                (70,500)     (70,500)
Issuance of common stock . . . . . . . . . . .      680,000     6,800                          1,656,448                 1,663,248
Cancellation of loans to officer assumed by
    stockholders . . . . . . . . . . . . . . .                                                               (200,000)    (200,000)
Distributions (Note 1) . . . . . . . . . . . .                                                (6,872,928)               (6,872,928)
Net (loss) income. . . . . . . . . . . . . . .                                                 5,802,860     (647,362)   5,155,498
                                                 ----------  --------   ---------   -------  -----------  -----------  -----------
Balance at September 30, 1994. . . . . . . . .   10,980,000   109,800                          5,124,300   (1,213,239)   4,320,861
Investment in subsidiary -- RNFC . . . . . . .    4,020,000    40,200                          1,127,139                 3,467,339
Issuance of common stock and exercise of
     warrants. . . . . . . . . . . . . . . . .                          2,948,804   $29,488      470,512                   500,000
Redemption of preferred stock. . . . . . . . .                                                                            (200,000)
Preferred stock dividends. . . . . . . . . . .                                                                (26,864)     (26,864)
Distributions (Note 1) . . . . . . . . . . . .                                                (2,166,975)               (2,166,975)
Net (loss) income. . . . . . . . . . . . . . .                                                (1,017,792)   6,857,302    5,839,510
                                                 ----------  --------   ---------   -------  -----------  -----------  -----------
Balance at September 30, 1995. . . . . . . . .   15,000,000   150,000   2,948,804   $29,488    3,537,184    5,617,199   11,733,871
Issuance of common stock and exercise of stock
    warrants . . . . . . . . . . . . . . . . .    6,590,000    65,900   2,401,012    24,010   51,121,044                51,210,954
Transfer of non-
    voting to voting . . . . . . . . . . . . .      909,140     9,091    (909,140)   (9,091)                                 --
Redemption of preferred stock. . . . . . . . .                                                                          (2,400,000)
Preferred stock dividends. . . . . . . . . . .                                                               (264,842)    (264,842)
Net income (loss). . . . . . . . . . . . . . .                                                   (38,986)  34,251,414   34,212,428
Other. . . . . . . . . . . . . . . . . . . . .                                                    76,316                    76,316
Balance at September 30, 1996. . . . . . . . .   22,499,140  $224,991   4,440,676   $44,407  $54,695,558  $39,603,771  $94,568,727
                                                 ----------  --------   ---------   -------  -----------  -----------  -----------
                                                 ----------  --------   ---------   -------  -----------  -----------  -----------


                               See accompanying notes.

                      RAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED SEPTEMBER 30,
                                                              -----------------------------------------------------
                                                                   1994                1995               1996
                                                                   ----                ----               ----
OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . .      $5,155,498          $5,839,510         $34,212,428
Adjustments to reconcile net  income to net cash provided
by (used in) operating activities:
 Provision for possible credit losses. . . . . . . . . . .         264,429           4,387,186          59,644,195
 Depreciation and amortization . . . . . . . . . . . . . .         359,629             419,801             663,294
 Gain on sales of loans. . . . . . . . . . . . . . . . . .      (2,071,620)        (34,009,029)       (170,679,358)
 Changes in operating assets and liabilities:
    Excess servicing receivable amortization . . . . . . .              --             487,618          13,391,590
    Loans originated or acquired . . . . . . . . . . . . .        (812,643)       (208,709,884)     (1,662,943,324)
    Principal collected and proceeds from sale of loans. .              --         203,840,116       1,257,526,186
    Accrued interest receivable. . . . . . . . . . . . . .              --             457,945          (3,030,595)
    Excess servicing receivable, net . . . . . . . . . . .              --           1,364,909            (197,829)
    Receivable from trusts . . . . . . . . . . . . . . . .              --          (2,417,202)        (33,323,944)
    Subordinated certificates held for sale. . . . . . . .              --          (1,312,500)        (15,214,971)
    Other assets . . . . . . . . . . . . . . . . . . . . .        (639,279)         (1,048,753)         (7,845,077)
    Accounts payable and accrued expenses. . . . . . . . .         979,293           2,381,646          12,303,330
    Other liabilities. . . . . . . . . . . . . . . . . . .         416,532             483,988                  --

    Deferred tax liability . . . . . . . . . . . . . . . .              --           2,110,593          18,841,605
                                                                ----------         -----------      --------------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES. . . . . . . . . . . . . . . . . . . . . . . .       3,651,839         (25,724,056)       (496,652,470)
INVESTING ACTIVITIES:
Cash from acquisitions . . . . . . . . . . . . . . . . . .              --             624,571             251,894
Acquisition costs of RNFC. . . . . . . . . . . . . . . . .              --            (530,562)                 --
Advances to stockholders . . . . . . . . . . . . . . . . .        (776,168)            552,932                  --
Marketable securities. . . . . . . . . . . . . . . . . . .         628,735                  --                  --
Purchases of equipment and leasehold improvements. . . . .        (635,366)           (761,132)         (4,447,279)
                                                                ----------         -----------      --------------
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . .        (782,799)           (114,191)         (4,195,385)
FINANCING ACTIVITIES:
Borrowings on warehouse financing facilities, net. . . . .         157,260          10,436,052         324,891,823
Borrowings on term line of credit. . . . . . . . . . . . .       2,888,872           9,248,872          48,216,000
Borrowings on notes payable, net . . . . . . . . . . . . .         350,000             221,906             875,607
Proceeds from subordinated notes payable to affiliates . .              --           8,002,500                  --
Proceeds from convertible subordinated notes . . . . . . .              --                  --         100,000,000
Repayments on subordinated notes payable to affiliates . .              --                  --          (1,000,000)
Redemptions of preferred stock . . . . . . . . . . . . . .              --            (200,000)         (2,400,000)
Common stock issued. . . . . . . . . . . . . . . . . . . .       1,663,248             500,000          51,210,954
Distributions. . . . . . . . . . . . . . . . . . . . . . .      (6,872,928)         (2,166,975)                 --
Preferred stock dividends. . . . . . . . . . . . . . . . .         (70,500)            (26,864)           (264,842)
                                                                ----------         -----------      --------------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES. . . . . . . . . . . . . . . . . . . . . . . .      (1,884,048)         26,015,491         521,529,542
                                                                ----------         -----------      --------------
INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . .         984,992             177,244          20,681,687
Cash and cash equivalents at beginning of year . . . . . .       1,323,275           2,308,267           2,485,511
                                                                ----------         -----------      --------------
Cash and cash equivalents at end of year . . . . . . . . .      $2,308,267          $2,485,511         $23,167,198
                                                                ----------         -----------      --------------
                                                                ----------         -----------      --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Interest paid during the year. . . . . . . . . . . . . . .      $1,040,552          $1,997,129         $16,891,543
                                                                ----------         -----------      --------------
                                                                ----------         -----------      --------------
Non-cash investing and financing activities:
Acquisition of assets, net . . . . . . . . . . . . . . . .              --          $2,312,206                  --

                                                                ----------         -----------      --------------
                                                                ----------         -----------      --------------


                               See accompanying notes.

                      RAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1996

1.  DESCRIPTION OF BUSINESS AND ACQUISITIONS

    RAC Financial Group, Inc., a Nevada corporation (RAC or the Company), through its four subsidiaries, FIRSTPLUS Financial, Inc. (FIRSTPLUS Financial), formerly known as Remodelers National Funding Corp., a Texas corporation, SFA:
State Financial Acceptance Corp., a Texas corporation (SFAC), FIRSTPLUS Financial West, Inc., formerly known as Mortgage Plus Incorporated, a Colorado corporation, and First Security Mortgage Corporation (FIRSTPLUS East), a South Carolina corporation, is a specialized consumer finance company that originates, services, and sells Conventional and Title I home improvement, debt consolidation and combination home improvement/ debt consolidation loans. The Company originates loans through wholesale purchase, contractor referrals and direct to consumer transactions. The Company historically sold substantially all of the loans it originated or purchased through asset-backed securitizations to investors in the form of pass-through certificates and retains the loan servicing rights.

    SFAC is a conventional home improvement lender. In prior years, SFAC purchased property improvement loans at a discount from contractors and sold packages of these loans at a premium. On October 4, 1994, RAC was formed to combine the operations of SFAC and FIRSTPLUS Financial, an approved Title I Loan originator and servicer. The Company entered into an agreement with the shareholders of SFAC and with Farm Bureau Life Insurance Company ("Farm Bureau"), which at the time was an affiliate of a principal shareholder of FIRSTPLUS Financial, whereby the shareholders of SFAC exchanged their common and preferred stock of SFAC and FIRSTPLUS Financial exchanged its common stock of FIRSTPLUS Financial for common and preferred stock of the Company. FIRSTPLUS Financial and SFAC became wholly owned subsidiaries of the Company (the Combination).

    In May 1996, 1,600,000 common shares of the Company were issued in exchange for all of the outstanding common stock of Mortgage Plus Incorporated (MPI), in a transaction accounted for as a pooling of interests. MPI was subsequently renamed FIRSTPLUS Financial West, Inc. (FIRSTPLUS West). As such, the consolidated financial information of the Company has been restated to include the accounts of FIRSTPLUS West for all periods presented. As FIRSTPLUS West was a Subchapter S corporation prior to the pooling with RAC, its retained earnings activity (net income (loss) and distributions) on a separate company basis has been reclassified to additional capital. Prior to the acquisition, FIRSTPLUS West operated on a fiscal year end of April 30. FIRSTPLUS West's prior years financial statements have been combined with the Company's financial statements without recasting the periods presented, except for the financial information as of and for the fiscal years ended September 30, 1996 and 1995. Such combination results in operations for FIRSTPLUS West for the period from July 1, 1995 through September 30, 1995 being excluded from the presentation. Net income for FIRSTPLUS West for this period was approximately $58,000. Separate results of the Company and FIRSTPLUS West for the periods presented are as follows (dollars in thousands):

                                                                      YEAR ENDED SEPTEMBER 30,
                                                                ---------------------------------
                                                                 1994        1995        1996
                                                               --------    --------   ---------
    Revenue:
       RAC . . . . . . . . . . . . . . . . . . . . . . . .     $  2,446    $ 28,951   $ 180,307
       FIRSTPLUS West. . . . . . . . . . . . . . . . . . .       27,394       4,962      21,622
       Elimination of intercompany transactions. . . . . .           --         (18)     (3,872)
                                                               --------    --------   ---------
                                                                 29,840      33,895     198,057
    Expenses:
       RAC . . . . . . . . . . . . . . . . . . . . . . . .        3,093      18,172     121,389
       FIRSTPLUS West. . . . . . . . . . . . . . . . . . .       21,592       5,981      21,487
       Provision for income taxes. . . . . . . . . . . . .           --       3,903      20,969
                                                               --------    --------   ---------
                                                                 24,685      28,056     163,845
    Net income (loss):
       RAC . . . . . . . . . . . . . . . . . . . . . . . .         (647)      6,876      37,949
       FIRSTPLUS West. . . . . . . . . . . . . . . . . . .        5,802      (1,019)        135
       Elimination of intercompany transactions. . . . . .           --         (18)     (3,872)
                                                               --------    --------   ---------
                                                                 $5,155      $5,839     $34,212
                                                               --------    --------   ---------
                                                               --------    --------   ---------


                      RAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of RAC and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

    The Company generates revenue from the sale of loans through asset-backed securitizations by selling pass-through certificates through grantor trusts or asset-backed notes through owner trusts (the Trusts). Excess servicing gains on sales of loans through securitizations principally represent the present value of the differential between the interest rates charged on the loans and the interest rates passed on to the purchasers of the certificates, after considering the effects of estimated prepayments, servicing fees, and other administrative costs. Excess servicing gains on sales of loans are recorded at the settlement date. All related premiums or discounts on the loans sold are netted against the gain on sale of the loans.

    An excess servicing receivable (the Receivable) is recorded at the time of sale that is equal to the excess servicing gain on sale of loans before reductions for related premiums and costs. The Receivable is amortized in proportion to and over the expected lives of the related loans giving effect to the prepayment assumptions utilized in its determination and is carried at its estimated net realizable value.

    The carrying value of the Receivable is analyzed for possible impairment quarterly by the Company on a disaggregated basis by the predominant risk characteristic of loan type to determine whether prepayment and default experience has an impact on carrying value. Expected cash flows of the underlying loans sold are reviewed based upon current economic conditions and the type of loans originated and are revised as necessary using the original discount rate used in calculating the gain on sale. The Company generally makes loans to borrowers whose borrowing needs may not be met by traditional financial institutions due to credit qualification requirements, primarily due to high loan-to-value ratios. The Company has found that its borrowers are payment sensitive rather than interest-rate sensitive. As such, the Company does not consider interest rates to be a predominant risk characteristic for purposes of valuation impairment. Impairment losses, if any, arising from adverse prepayment and default experience are recognized as a charge to earnings while favorable experience is not recognized until realized.

    During the fiscal year ended September 30, 1996, the Company pooled and securitized $723.1 million of loans through five grantor trusts and one owner trust. Four trusts sold pass-through certificates in private placements. One trust (1996-2) sold pass-through certificates in a public offering. One Trust (1996-3) sold mortgage-backed notes in a public offering. The certificates have fixed coupon rates and estimated remaining maturities ranging from 2 to 20 years.

    To a lesser extent, the Company generates revenue from the bulk sale of loans. Bulk sale gains represent the difference between the sale price, which is received in cash, and the cost of the loans sold.

    The Company generally retains servicing rights and recognizes servicing income from fees, prepayment penalties and late payment charges earned for servicing the loans owned by investors, certificate holders, and others. Servicing and other fees are generally earned at rates ranging from approximately 0.75% to 1.00% of the unamortized loan balance being serviced. Servicing income is recognized when collected.

    Interest income from loans is recognized using the interest method. The Company ceases to accrue interest income on loans which become 90 days past due.

CASH EQUIVALENTS

                      RAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

LOANS HELD FOR SALE

    Loans held for sale are carried at the lower of cost or market. Typically, the Company obtains a second or third property improvement lien as collateral.

RECEIVABLE FROM TRUSTS

    The Company is required to maintain a deposit with the trustees for the Trusts equal to a set percentage of the par value of the securitized portfolio to supplement unanticipated shortfalls in payments to certificate holders (the Receivable from Trusts). The certificate holders' recourse to the Company is limited to this required reserve balance and the Receivable related to the specific securitization. The amounts on deposit are invested in certain short-term instruments as permitted by each Trust's pooling and servicing agreement. To the extent that amounts on deposit exceed specified levels, distributions are made to the Company. Upon maturity of the certificates, any remaining amounts on deposit are distributed to the Company.

ALLOWANCE FOR POSSIBLE CREDIT LOSSES

    Provision for credit losses is charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover anticipated losses resulting from liquidation of outstanding loans. The allowance for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, and collateral values. The allowance for credit losses on loans sold represents the Company's best estimate of future credit losses likely to be incurred over the life of the loans sold. This allowance has been discounted at 6.5% which is considered to be equivalent to the risk-free market rate for securities with a duration consistent with the estimated timing of losses. The Company charges off defaulted loans based on a review of each individual receivable.

INCOME TAXES

    Federal and state income taxes are accounted for utilizing the liability method, and deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

    Primary earnings per common and common equivalent share are computed by dividing net income less preferred dividends by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding for the period. Common Stock equivalents consist of the dilutive effect of Common Stock which may be issued assuming exercise of stock options or warrants for the period such options or warrants were outstanding, using the treasury stock method. Fully diluted earnings per share reflect the dilutive effect of Common Stock that may be issued, assuming conversion of the convertible subordinated notes and exercise of stock options and warrants. Pursuant to the requirements of the Securities and Exchange Commission, common shares and common equivalent shares issued at prices below the estimated initial public offering price during the 12 months immediately preceding the date of the filing of the registration statement relating thereto have been included in the calculation of common shares and common share equivalents, using the treasury stock method, as if they were outstanding for all periods presented.

USE OF ESTIMATES

                      RAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments at September 30, 1996 and September 30, 1995 consist primarily of loans held for sale, excess servicing receivable and subordinated certificates held for sale as well as warehouse financing facilities, term lines of credit and other debt instruments. The loans held for sale represent recent production and as such, their carrying value approximates their current fair value. On a quarterly basis, the performance of the excess servicing receivable is analyzed by management for impairment, focusing on market discount rates, prepayment and default assumptions. Accordingly, based on such analysis, management believes that the carrying value of the excess servicing receivable approximates its fair value. All significant outstanding debt, including the warehouse financing facilities, term lines of credit and other debt instruments, are at variable rates at terms the Company believes represent present market conditions. As such, the carrying amounts of the Company's outstanding debt instruments approximate their respective fair values.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125 ("FASB 125"). "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." FASB 125 addresses the accounting for all types of securitization transactions, securities lending and repurchase agreements, collateralized borrowing arrangements and other transactions involving the transfer of financial assets. FASB 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. FASB 125 is generally effective for transactions that occur after December 31, 1996, and it is to be applied prospectively. FASB 125 will require the Company to allocate the total cost of mortgage loans sold to the mortgage loans sold (servicing released), retained certificates and servicing rights based on their relative fair values. The Company will be required to assess the retained certificates and servicing rights for impairment based upon the fair value of those rights. The pronouncement also will require the Company to provide additional disclosure about the retained certificates in its securitizations and to account for these assets at fair value in accordance with FASB 115.
The Company will apply the new rules prospectively beginning in the first calendar quarter of 1997 and, based on current circumstances, does not believe the application of the new rules will have a material impact on the Company's financial statements.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective beginning in the Company's 1997 fiscal year. SFAS No. 123 allows companies to continue to account for stock-based employee compensation plans under the existing accounting standard Accounting Principles Board ("APB") Opinion No. 25, or adopt a fair value-based method of accounting for stock options as compensation expense over the service period (generally the vesting period) as defined in the new standard. SFAS No. 123 requires that if a company continues to account for stock options under APB Opinion No. 25, it must provide pro forma net income and earnings per share information "as if" the new fair value approach had been adopted. The Company plans to continue to account for stock-based compensation under APB Opinion No. 25 and will make the required disclosures in its 1997 fiscal year financial statements.

3.  LOANS HELD FOR SALE

    The components for loans held for sale are as follows:

                                                             SEPTEMBER 30,
                                                      -------------------------
                                                         1995         1996
                                                     -----------  ------------
  Conventional loans . . . . . . . . . . . . . .     $14,066,740  $386,934,441
  Title I loans. . . . . . . . . . . . . . . . .       7,202,788    34,711,739
  First lien mortgages . . . . . . . . . . . . .          27,871     1,713,497
  Construction loans . . . . . . . . . . . . . .              --     1,826,850
                                                     -----------  ------------
     Subtotal. . . . . . . . . . . . . . . . . .      21,297,399   425,186,527
  Participations sold. . . . . . . . . . . . . .        (902,390)           --
  Allowance for possible credit losses . . . . .        (887,879)   (6,495,073)
  Net purchase premiums (discount) on
   conventional loans. . . . . . . . . . . . . .         (71,953)   12,120,251
                                                     -----------  ------------
     Total . . . . . . . . . . . . . . . . . . .     $19,435,177  $430,811,705
                                                     -----------  ------------
                                                     -----------  ------------

                      RAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The serviced loan portfolio, which includes the loans held for sale, as well as loans serviced for the securitizations and other investors, consisted of $1.0 billion in Conventional Loans and $250.9 million in Title I loans at September 30, 1996.

4.  ALLOWANCE FOR POSSIBLE CREDIT LOSSES


    The activity in the allowance for possible credit losses is summarized as follows:

                                                       YEAR ENDED SEPTEMBER 30,
                                                       ------------------------
                                                          1995          1996
                                                      ----------   -----------
Balance, beginning of year . . . . . . . . . . .        $325,429    $4,794,385
Allowance from FIRSTPLUS Financial acquisition .         160,000            --
Provision for possible credit losses . . . . . .       4,452,286    59,644,195
Participations purchased with a reserve. . . . .              --       214,909
Charge-offs, net . . . . . . . . . . . . . . . .        (143,330)   (3,901,616)
                                                      ----------   -----------
Balance, end of year . . . . . . . . . . . . . .      $4,794,385   $60,751,873
                                                      ----------   -----------
                                                      ----------   -----------

Components of Allowance:
Allowance for possible credit losses on
  loans held for sale. . . . . . . . . . . . . .        $887,879    $6,495,073
Allowance for possible credit losses on
  loans sold . . . . . . . . . . . . . . . . . .       3,906,506    54,256,800
                                                      ----------   -----------
    Total  . . . . . . . . . . . . . . . . . . .      $4,794,385   $10,751,845
                                                      ----------   -----------
                                                      ----------   -----------

    At September 30, 1996 and 1995, the gross allowance for possible credit losses on loans sold was approximately $69.6 million and $6.8 million, respectively, which was recorded at a discount using a risk-free discount rate of 6.5%.

5.  EXCESS SERVICING RECEIVABLE AND SUBORDINATED CERTIFICATES AVAILABLE FOR
    SALE

    The activity in the Receivable is summarized as follows:

                                                       YEAR ENDED SEPTEMBER 30,
                                                      -------------------------
                                                        1995           1996
                                                     -----------  ------------
Balance, beginning of year . . . . . . . . . . .             $--   $29,743,987
Acquired in FIRSTPLUS East and FIRSTPLUS
   West acquisition. . . . . . . . . . . . . . .       1,685,887       197,829
Excess servicing gains . . . . . . . . . . . . .      30,065,093   170,679,358
Excess servicing write-off . . . . . . . . . . .        (969,412)     (408,915)
Amortization . . . . . . . . . . . . . . . . . .        (487,618)  (12,982,675)
Receivable reclassified to Receivable
 from Trust  . . . . . . . . . . . . . . . .            (549,963)           --
                                                     -----------  ------------
Balance, end of year . . . . . . . . . . . . . .     $29,743,987  $187,229,584
                                                     -----------  ------------
                                                     -----------  ------------

    The Company discounts the cash flows on the securitized loans at a rate it believes a purchaser would require as a rate of return. The rates used to discount the cash flows were between 10% and 11% for the fiscal years ended September 30, 1995 and September 30, 1996.

    At September 30, 1996, the Company held as available for sale four subordinated certificates from securitizations. The certificates were unrated and as such there was no current established market values. Estimates of the fair market value based on discounted cash flow analysis indicates that the carrying value of the subordinated certificates approximates their fair value.

                      RAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  OTHER ASSETS

    Other assets consist of the following:

                                                            SEPTEMBER 30,
                                                      -------------------------
                                                         1995         1996
                                                     -----------  ------------
Goodwill, net. . . . . . . . . . . . . . . . . .        $477,506      $423,951
Furniture, equipment and leasehold improvements,
     net . . . . . . . . . . . . . . . . . . . .       1,277,660     5,497,037
Debt offering costs. . . . . . . . . . . . . . .             ---     3,112,341
Prepaids and other . . . . . . . . . . . . . . .       4,036,499    11,509,046
                                                     -----------  ------------
                                                      $5,791,665   $20,542,375
                                                     -----------  ------------
                                                     -----------  ------------

    Depreciable assets are stated at cost less accumulated depreciation. Equipment is depreciated using a straight-line method based on estimated useful lives ranging from 1 to 5 years. Leasehold improvements are amortized over the life of the lease or asset whichever is shorter.

    Goodwill is amortized on a straight-line basis over ten years.

7.  DEBT

WAREHOUSE FINANCING FACILITIES

    The Company has a $60 million warehouse facility (Bank One Warehouse Lender Facility) with Bank One, Texas, N.A., an affiliate, for warehousing loans prior to sale through securitization. In March 1996, the Company increased the Bank One Facility from $20 million to $40 million, and, in June 1996, increased the Bank One Facility to $60 million. At September 30, 1996, approximately
$50.9 million was outstanding under the Bank One Warehouse Lender Facility. This warehouse facility bears interest at the federal funds rate (5.3% at September 30, 1996) plus 1.25%, payable monthly. During the term of the facility, borrowings have no stated maturity other than the repayment obligations coincident with the principal payments of the underlying loans. Upon the sale of the warehoused loans, borrowings under the warehouse facility are repaid. The Bank One Warehouse Lender Facility matures in March 1997.

    The Company also has a $130 million warehouse financing facility with a nationally recognized finance company (the Warehouse Lender) for warehousing loans prior to sale through securitization. This warehouse facility bears interest at a rate based on the commercial paper rate of the Warehouse Lender's parent plus 125 basis points payable monthly. This warehouse facility matures in March 1997. The Warehouse Lender received a participation interest in the securitizations completed in June and September 1995. At September 30, 1996, approximately $116.4 million was outstanding under this warehouse facility.

    Additionally, at September 30, 1996, the Company had approximately
$42.5 million outstanding under several other warehouse lines bearing interest at rates primarily based on spreads above LIBOR or prime.

    In May 1996, the Company entered into a master repurchase agreement with Bear Stearns Home Equity Trust 1996-1, which provided the Company with a
$200 million loan repurchase facility (the "Bear Stearns Facility") which bears interest based on a spread over the 30-day LIBOR and expires in May 1997. Approximately $144.6 million was outstanding under this facility at September 30, 1996. In August 1996, the Bear Stearns Facility was increased to $300 million.

WAREHOUSE LENDER TERM LINE OF CREDIT

    The Company has a $70 million working capital term line of credit with the Warehouse Lender that is secured by the Company's subordinated certificates and the Company's excess servicing receivable. This line of credit bears interest at the rate of 2.5% over the thirty day rate for commercial paper issued by the Warehouse Lender's parent with the principal

                      RAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amortized over 60 months. No additional borrowings may occur under the term line beyond March 1997. The line of credit matures in February 1999.

SUBORDINATED NOTES

    At September 30, 1996, the Company had $5.7 million principal amount of 12% fixed rate subordinated notes (the Notes) outstanding which are held by Banc One, which is an affiliate. The Notes mature on March 31, 2000. In addition, at September 30, 1996, the Company had $1.3 million principal amount of Notes outstanding, which are held by Farm Bureau, which is an affiliate. Advances under the facility carry 12% interest rates with principal due March 31, 2000.

    Both the Banc One Notes and the Farm Bureau Notes referred to above were issued with detachable stock warrants, allowing the affiliates to purchase a total of 15% of the Company. All such warrants were exercised in February 1996. See Note 9. The Notes are recorded at a discount which equals the value of the warrants at the time of issuance. The Notes are secured by the assets of the Company, but are subordinated to the rights of the warehouse lenders.

    In August 1996, the Company issued the Convertible Subordinated Notes in
the aggregate principal amount of $100 million.   The Notes mature in August
2003 and bear interest at 7.25%, and are convertible into Common Stock at a conversion price of $16.30 per share. Common Stock reserved for conversion totaled 6,134,970 at September 30, 1996.

    In conjunction with the various borrowings, the Company has agreed to certain financial covenants regarding tangible net worth and leverage. In addition, FIRSTPLUS Financial is restricted from transferring the Excess Servicing receivable to RAC or any of its subsidiaries. The Company was in compliance with all such financial covenants at September 30, 1996.

8.  INCOME TAXES

    The provision for income taxes consists of the following:

                                                       YEAR ENDED SEPTEMBER 30,
                                                      -------------------------
                                                         1995          1996
                                                     -----------  ------------
Current:
    Federal. . . . . . . . . . . . . . . . . . .      $1,613,443    $1,883,977
    State. . . . . . . . . . . . . . . . . . . .         179,268       221,645
                                                     -----------  ------------
                                                       1,792,711     2,105,622

Deferred:
    Federal. . . . . . . . . . . . . . . . . . .       1,794,000    16,877,677
    State. . . . . . . . . . . . . . . . . . . .         316,593     1,985,609
                                                     -----------  ------------
                                                       2,110,593    18,863,286
                                                     -----------  ------------
                                                      $3,903,304   $20,968,908
                                                     -----------  ------------
                                                     -----------  ------------

    The tax effects of temporary differences that give rise to the deferred tax asset and liabilities are as follows:

                                                             SEPTEMBER 30,
                                                       ------------------------
                                                         1995          1996
                                                      ----------   -----------
Deferred tax asset --
    allowance for possible credit losses . . . .      $1,787,800    $2,566,376
Deferred tax liabilities:
    Excess servicing rights. . . . . . . . . . .       3,705,325    23,455,459
    Other. . . . . . . . . . . . . . . . . . . .         193,068        84,796
                                                      ----------   -----------
                                                       3,898,393    23,540,255
                                                      ----------   -----------
Net deferred tax liabilities . . . . . . . . . .      $2,110,593   $20,973,879
                                                      ----------   -----------
                                                      ----------   -----------
    A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                      RAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                          SEPTEMBER 30,
                                                    ----------------------------
                                                        1995          1996
                                                    -------------  -------------
Statutory rate . . . . . . . . . . . . . . . . .      34.0 %         35.0%
State tax, net of federal benefit. . . . . . . .       3.0            3.0
Non deductible S-Corp losses . . . . . . . . . .      (3.5)          --
Other. . . . . . . . . . . . . . . . . . . . . .       (.4)          --
                                                    -------------  -------------
                                                      40.1 %         38.0%
                                                    -------------  -------------
                                                    -------------  -------------

    Net income reflects the effect of FIRSTPLUS West as a Subchapter S corporation and, accordingly, FIRSTPLUS West included no federal income taxes in its financial statements since its income was taxed at the shareholder level. Due to net operating losses experienced by RAC prior to the pooling with FIRSTPLUS West and as FIRSTPLUS West was a Subchapter S corporation, no tax provision was necessary for the year ended September 30, 1994.

9.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

    The Series A Preferred Stock and Series B Preferred Stock paid dividends, when declared by the Board of Directors, at an annual rate of $0.08 per share. The dividends accrued and were payable upon redemption. The remaining outstanding shares of the preferred stock were redeemed and all related dividends were paid in February 1996.

WARRANTS

    As of September 30, 1995, the Company had outstanding stock warrants held by affiliates that were exercised for 2,401,012 shares of Non-voting Common Stock for a nominal exercise price during the fiscal year ended September 30, 1996. The warrants were associated with the issuance of and amendments to the Notes. In January 1996, to facilitate the increase in the term line, the Company issued the Warehouse Lender warrants to purchase 500,000 shares of the Common Stock at an exercise price of $7.00 per share.

10. EMPLOYEE STOCK OPTION, DIRECTOR STOCK OPTION, AND EMPLOYEE STOCK PURCHASE PLANS

    The Company has adopted the 1995 Employee Stock Option Plan. The 1995 Employee Stock Option Plan provides for grants of incentive stock options (Incentive Options) and nonqualified stock options (Nonqualified Options) to all eligible employees of the Company and its subsidiaries. All Incentive Options will have an exercise price per share no less than the market value of the Company's Common Stock on the date the option is granted. Nonqualified Options may be granted with an exercise price per share less than fair market value of the Common Stock at the date of grant. No options under the 1995 Employee Option Plan may be exercised more than ten years from the date of grant. A maximum of 3,200,000 shares of Common Stock have been reserved for sale upon exercise of options under this plan. Approximately 1,331,650 options have been granted during the fiscal year ended September 30, 1996 at exercise prices equal to the market value on the date of grant. No options have been exercised through September 30, 1996.

    The Company has adopted the 1995 Non-Employee Director Plan to grant options to members of the Board of Directors who are not employees of the Company or its subsidiaries on the date they become a director. Each non-employee director, at the time the 1995 Non-Employee Director Plan was adopted, received an option to purchase 10,000 shares of Common Stock (Initial Option) at the initial public offering price less the underwriter's discount. Subsequently, on the date of each annual stockholders' meeting, after such director's Initial Option has vested, the director will receive a nonqualified stock option to purchase 2,000 shares of Common Stock with an exercise price equal to the fair market value of the Common Stock on the date of grant. A maximum of 100,000 shares of Common Stock have been reserved under the 1995 Director Plan.

                      RAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The Company has adopted the RAC Financial Group, Inc. Employee Stock Purchase Plan (Purchase Plan) and reserved a total number of common shares issuable under this plan of 500,000. The Purchase Plan provides a means for employees to purchase shares of Common Stock at 85% of the fair market value.

    The activity related to options granted during the year ended September 30, 1996, is as follows:

                                                               NUMBER
                         NUMBER OF           OPTION PRICE     OF SHARES
                          SHARES              PER SHARE      EXERCISABLE
                       ---------------      --------------   ------------
Outstanding

  September 30, 1995

  Granted               1,450,020           $7.00 - 22.69        --

  Forfeitures              48,370            7.00                --
                        ---------           -------------       ---
  September 30, 1996    1,401,650           $7.00 - 22.69        --
                        ---------           -------------       ---
                        ---------           -------------       ---

11.  GAINS ON SALES OF LOANS

    The gains on sales of loans, as defined in Note 2, and the related cost is as follows:

                                                       YEAR ENDED SEPTEMBER 30,
                                                     ---------------------------
                                                         1995         1996
                                                     ------------- -------------
    Excess servicing gain. . . . . . . . . . . .     $41,064,028  $171,215,906
    Sharing arrangements . . . . . . . . . . . .    (10,998,935)     (536,548)
                                                     ------------- -------------
                                                      30,065,093   170,679,358
    Gain on whole loan and bulk sales. . . . . .       4,517,100    11,196,110
                                                     ------------- -------------
                                                      34,582,193   181,875,468
    Residual interest income . . . . . . . . . .              --     5,114,883
    Premiums, net. . . . . . . . . . . . . . . .     (1,993,613)  (20,835,867)
    Transaction costs. . . . . . . . . . . . . .     (3,474,879)   (7,515,021)
                                                     ------------- -------------
    Gains on sales of loans, net . . . . . . . .     $29,113,701  $158,639,463
                                                     ------------- -------------
                                                     ------------- -------------

12.  TRANSACTIONS WITH AFFILIATES

    In December 1994, the Company repurchased certain loan participations from an affiliate, Farm Bureau, and other investors at par value. The repurchased loans were sold in a securitization transaction. The affiliate received a participation interest in the securitization. The affiliate held $2,569,706 of loan participations at September 30, 1995. These participations were subsequently repurchased by the Company.

    The Company has a warehouse facility with Bank One, an affiliate of Banc One Capital Partners II and Banc One Capital Partners V, which are stockholders of the Company (See Note 7).

    The Company has issued the Notes to Banc One Capital Partners II, Banc One Capital Partners V, and Farm Bureau.

    Additionally, the Company used Bear, Stearns & Co. Inc., as co-placement agent in the Company's 1995-4, 1996-1, , 1996-2 and 1996-3 securitization transactions. The Company also is provided financing through the Bear Stearns Facility. A managing director from Bear, Stearns & Co. Inc., is a director of the Company. (See Note 7).

    The Company had a credit facility with Farm Bureau, which is a stockholder of the Company (See Note 7).

                      RAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  EMPLOYEE BENEFIT PLANS

    The Company has an Employees' 401(k) Savings Plan (the Plan) for eligible employees. An employee is eligible to participate in the Plan after employment of at least one month.

    Participants may elect to make contributions to the Plan in amounts equal to not less than 1% nor more than 15% of their eligible compensation. The Company may elect to match elective contributions up to a maximum of 4% of the participant's eligible compensation. The Company has made no such contributions for the fiscal year ended September 30, 1996.

14.  CONTINGENCIES AND COMMITMENTS

    The Company leases premises and equipment under operating leases with various expiration dates. Approximate future minimum lease payments are as follows:


    1997 . . . . . . . . . . . . . . . . . . . .      $4,605,659
    1998 . . . . . . . . . . . . . . . . . . . .       3,677,977
    1999 . . . . . . . . . . . . . . . . . . . .       3,059,760
    2000 . . . . . . . . . . . . . . . . . . . .       2,750,515
                                                     -----------
                                                     $14,093,911
                                                     -----------
                                                     -----------

    Rent expense for the years ended September 30, 1994, 1995 and 1996 was $1,221,113, $715,088 and $2,803,011, respectively.

    The Company is involved in certain litigation arising in the normal course of business. Management's opinion is that the resolution of such litigation will not have a material adverse effect on the Company's financial condition.

15.  CONCENTRATION OF CREDIT RISK

    The Company is active in originating loans to customers throughout the United States. All loans are made on a secured or unsecured basis after reviewing each potential borrower's credit application and evaluating their financial history and ability to repay.

    Approximately 59% of the loans in the Company's serviced loan portfolio at September 30, 1996 was secured by residential properties located in California. No other state accounted for more than 10%.

16. QUARTERLY RESULTS OF OPERATIONS (unaudited)

    The quarterly results of operations for the year end September 30, 1996 are as follows:

                                                        QUARTER ENDED
                             -----------------------------------------------------------------------
                             DECEMBER 31, 1995   MARCH 31, 1996   JUNE 30, 1996   SEPTEMBER 30, 1996
                             -----------------   --------------   -------------   ------------------
REVENUES                         $ 20,273           $28,220          $41,322           $68,824
Gain on Sales of Loans, net
Sale of Servicing Rights
Interest                            1,767             2,290            6,704            14,965
Servicing Income                      694               940            1,040             1,334
Other Income                          734             2,348            2,310             4,292
                                 --------           -------          -------           -------
Total Revenues                     23,468            33,798           51,376            89,415

EXPENSES
Salaries and Employee Benefits      5,459             7,699            9,383            13,859
Interest                            2,043             2,816            3,751             8,282
Other Operating                     3,761             5,100            8,458            12,619
Provision for Possible Credit
 Loss                               4,649             7,855           14,058            33,084
                                 --------           -------          -------           -------
Total Expenses                     15,912            23,470           35,650            67,844
                                 --------           -------          -------           -------
Income Before Income Taxes          7,556            10,328           15,726            21,571

Provision for Income Taxes         (2,871)           (3,929)          (5,976)           (8,193)
                                 --------           -------          -------           -------
Net Income                        $ 4,685            $6,399           $9,750           $13,378
                                 --------           -------          -------           -------
                                 --------           -------          -------           -------


17.  PARENT COMPANY ONLY INFORMATION

     The condensed financial statements of RAC Financial Group, Inc., prepared on a parent company unconsolidated basis are as follows:

     Condensed Balance Sheet
                                                September 30, 1996
                                                -----------------
Assets
   Cash and cash equivalents                      $      31,351
   Investment in subsidiaries                       206,548,089
   Receivable from subsidiary                         2,166,124
   Other assets                                       6,648,763
                                                  -------------
                                                  $ 215,394,327
                                                  -------------
                                                  -------------

Liabilities and Stockholders' Equity
   Accrued expenses and other liabilities         $  20,825,600
   Convertible subordinated notes                   100,000,000

   Stockholders' equity
      Common stock                                      224,991
      Non-voting common stock                            44,407
      Additional capital                             54,695,558
      Retained earnings                              39,603,771
                                                  -------------
                                                     94,568,727
                                                  -------------
                                                  $ 215,394,327
                                                  -------------
                                                  -------------

      Condensed Statement of Income
                                               For the year ended
                                               September 30, 1996
                                                -----------------
Equity in earnings of subsidiaries               $   57,045,490
Interest expense                                        814,384
Other operating expenses                              1,049,770
                                                 --------------
   Income before income taxes                        55,181,336
Provision for income taxes                           20,968,908
                                                 --------------
   Net income                                    $   34,212,428
                                                 --------------
                                                 --------------

     Condensed Statement of Cash Flow
                                                For the year ended
                                                September 30, 1996
                                                -----------------
Operating Activities
   Net income                                    $   34,212,428
      Undistributed earnings in equity of
       subsidiaries                                 (57,045,490)
      Other operating activities                     10,798,084
                                                 --------------
      Net Cash Used for Operating Activities        (12,034,978)

Investing Activities
   Capital contributions to subsidiaries           (136,480,909)
      Net Cash Used by Investing Activities

Financing Activities
   Redemptions of preferred stock                    (2,400,000)
   Proceeds of convertible note                     100,000,000
   Issuance of common stock                          51,210,959
   Preferred stock dividends                           (264,842)
                                                 --------------
      Net Cash Provided by Financing Activities     148,546,117

Increase in cash and cash equivalents                    30,230

Cash and cash equivalents at beginning of year            1,121
                                                 --------------
Cash and cash equivalents at end of year         $       31,351
                                                 --------------
                                                 --------------

18. SUBSEQUENT EVENTS

ACQUISITION OF NATIONAL LOANS, INC.

    On October 1, 1996, FIRSTPLUS Consumer Finance, Inc., a wholly owned subsidiary of the Company, acquired National Loans, Inc. ("National") through an exchange of stock, in a transaction accounted for as a pooling of interest. However, because of the relative size of the acquisition, the Company does not plan to restate its historical statements of income to account for the acquisition. As such, beginning retained earnings will be restated for the effect of all years prior to the year of acquisition. The Company issued 501,996 shares of its Common Stock to the former shareholders of National. National is an originator of small, personal consumer loans and had a net loan portfolio of $15.3 million at the date of acquisition.

FINANCING FACILITIES

    In October 1996, the Company increased the Bank One Facility to $110 million with a one-year maturity by syndicating the line with Guaranty Federal Bank. The Company also increased its master repurchase facility, which matures

                      RAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in May 1997, with Bear Stearns to $500 million in October. The Company executed an agreement with PaineWebber Real Estate Securities, Inc. ("Paine") whereby Paine will provide a $400 million repurchase facility for funding loan originations and a $100 million Term facility, secured by certain Excess Servicing Receivables.

STOCK SPLIT

    On October 22, 1996, the Company's Board of Directors approved a two-for-one common stock split. The split, effectuated as a stock dividend of one newly issued share of Common Stock for each share of Common Stock outstanding, was effective for shareholders of record at the close of business on November 15, 1996, and payable on November 29, 1996. Par value will remain at $0.01 per share. Financial information contained in these financial statements has been adjusted to reflect the impact of the common stock split.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas, State of Texas, on December 20, 1996.

                                      RAC FINANCIAL GROUP, INC.


                                      /s/ Daniel T. Phillips
                                      ------------------------------------------
                                      DANIEL T. PHILLIPS, CHAIRMAN OF THE BOARD,
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                      Capacity                       Date
      ---------                      --------                       ----

/s/ Daniel T. Phillips    Chairman of the Board, President     December 20, 1996
----------------------    and Chief Executive Officer
Daniel T. Phillips        (Principal Executive Officer)


/s/ Eric C. Green         Executive Vice President and         December 20, 1996
----------------------    Chief Financial Officer (Principal
Eric C. Green             Financial and Accounting officer)


/s/ John Fitzgerald       Director                             December 20, 1996
----------------------
John Fitzgerald


/s/ Dan Jessee            Director                             December 20, 1996
----------------------
Dan Jessee


/s/ Paul Seegers          Director                             December 20, 1996
----------------------
Paul Seegers


/s/ Sheldon I. Stein      Director                             December 20, 1996
----------------------
Sheldon I. Stein

 EXHIBIT INDEX


 EXHIBIT
 NUMBER                           DOCUMENT DESCRIPTION
 -------                          --------------------

3.1 *         Amended and Restated Articles of Incorporation of the Registrant
              (Exhibit 3.1)
3.2 *         Amended and Restated Bylaws of the Registrant (Exhibit 3.2)
4.1 *         Specimen certificate for Common Stock of the Registrant
              (Exhibit 4)
4.2 ****      Indenture, dated August 20, 1996, between the Registrant and
              Bank One, Columbus, N.A., as trustee thereunder
4.3 ****      Note Resale Registration Rights Agreement, dated August 20, 1996, among the Registrant and the Initial Purchasers named therein
4.4 ****      Form of Definitive 7.25% Convertible Subordinated Note Due 2003
              of the Registrant
4.5 ****      Form of Restricted Global 7.25% Convertible Subordinated Note Due
              2003 of the Registrant
4.6 ****      Form of Regulation S Global 7.25% Convertible Subordinated Note
              Due 2003 of the Registrant
10.1 *        Form of Home Improvement Buy-Sell Agreement (Exhibit 10.1)
10.2 *        Form of Continuous Purchase FHA Title I Loan Correspondent
              Agreement (Exhibit 10.2)
10.3 *        Form of Continuous Purchase Conventional Direct Loan Broker
              Agreement (Exhibit 10.3)
10.4 *        1995 Employee Stock Option Plan for RAC Financial Group, Inc.
              (Exhibit 10.4)
10.5 *        Non-Employee Director Stock Option Plan for RAC Financial Group,
              Inc. (Exhibit 10.5)
10.6 *        RAC Financial Group, Inc. Employee Stock Purchase Plan
              (Exhibit 10.6)
10.7 *        Description of Officer Bonus Program (Exhibit 10.7)
10.8 *        Credit Agreement among RAC Financial Group, Inc., Remodelers
              National Funding Corporation, and Bank One, Texas, National
              Association, dated as of March 17, 1995, as amended by First
              Amendment to Credit Agreement dated as of May 12, 1995 and by
              Second Amendment to Credit Agreement dated as of June 6, 1995
              (Exhibit 10.8)
10.9 *        Promissory Note, dated as of June 6, 1995, from Remodelers
              National Funding Corporation, as maker, to Bank One, Texas,
              National Association (Exhibit 10.9)
10.10*        Security Agreement, dated as of March 17, 1995, among Remodelers
              National Funding Corporation and Bank One, Texas, National
              Association (Exhibit 10.10)
10.11*        Guaranty, dated as of March 17, 1995, from RAC Financial Group,
              Inc. to Bank One, Texas, National Association (Exhibit 10.11)
10.12*        Warehousing Credit, Term Loan and Security Agreement, dated as of June 15, 1995, among Remodelers National Funding Corporation,
              RAC Financial Group, Inc., and Residential Funding Corporation,
              as amended by First Amendment to The Warehouse Credit, Term Loan
              and Security Agreement, dated August 25, 1995 (Exhibit 10.12)
10.13*        Promissory Note, dated as of June 15, 1995, from Remodelers
              National Funding Corporation, as maker, to Residential Funding
              Corporation (Exhibit 10.13)
10.14*        Promissory Note, dated as of June 29, 1995, from Remodelers
              National Funding Corporation, as maker, to Residential Funding
              Corporation (Exhibit 10.14)
10.15*        Guaranty, dated as of June 15, 1995, from RAC Financial Group,
              Inc. to Residential Funding Corporation (Exhibit 10.15)
10.16*        Custodian Agreement, dated as of June 15, 1995, among Remodelers
              National Funding Corporation, RAC Financial Group, Inc.,
              Residential Funding Corporation and First Trust National
              Association (Exhibit 10.16)
10.17*        Senior Subordinated Note and Warrant Purchase Agreement, dated as of March 31, 1995, among RAC Financial Group, Inc., Remodelers
              National Funding Corporation, SFA: State Financial Acceptance
              Corporation, Banc One Capital Partners II, Limited Partnership
              and Farm Bureau Life Insurance Company (Exhibit 10.17)
10.18*        Senior Subordinated Note, dated as of March 31, 1995, from RAC
              Financial Group, Inc., Remodelers National Funding Corporation
              and SFA: State Financial Acceptance Corporation, as makers, to
              Farm Bureau Life Insurance Company (Exhibit 10.18)
10.19*        Senior Subordinated Note, dated as of March 31, 1995, from RAC
              Financial Group, Inc., Remodelers National Funding Corporation
              and SFA: State Financial Acceptance Corporation, as makers, to
              Banc One Capital Partners II, Limited Partnership (Exhibit 10.19)
10.20*        RAC Financial Group, Inc. Warrant Certificate, dated as of
              April 12, 1995, for Farm Bureau Life Insurance Corporation
              (including registration rights agreement) (Exhibit 10.20)
10.21*        RAC Financial Group, Inc. Warrant Certificate, dated as of
              March 31, 1995, for Banc One Capital Partners II, Limited
              Partnership (including registration rights agreement)
              (Exhibit 10.21)
10.22*        Subordinated Security Agreement, dated as of March 31, 1995, among RAC Financial Group, Inc., Remodelers National Funding
              Corporation, SFA: State Financial Acceptance Corporation,
              Banc Once Capital Partners II, Limited Partnership and Farm
              Bureau Life Insurance Company (Exhibit 10.22)
10.23*        Security Agreement -- Assignment of Servicing Agreements, dated as of March 31, 1995, among RAC Financial Group, Inc.,
              Remodelers National Funding Corporation, SFA: State Financial
              Acceptance Corporation and Banc Once Capital Partners II,
              Limited Partnership, as agent for Banc One Capital Partners II,
              Limited Partnership and Farm Bureau Life Insurance Company
              (Exhibit 10.23)
10.24*        Security Agreement -- Pledge of Common Stock, dated as of
              March 31, 1995, among RAC Financial Group, Inc. and Banc One
              Capital Partners II, Limited Partnership, as agent for Banc One
              Capital Partners II, Limited Partnership and Farm Bureau Life
              Insurance Company (Exhibit 10.24)
10.25*        Employment Agreement by and between RAC Financial Group, Inc.
              and Ronald M. Mankoff (Exhibit 10.25)
10.26*        Employment Agreement by and between RAC Financial Group, Inc.
              and Daniel T. Phillips (Exhibit 10.26)
10.27*        Employment Agreement by and between RAC Financial Group, Inc.
              and Eric C. Green (Exhibit 10.27)
10.28*        Employment Agreement by and between RAC Financial Group, Inc.
              and James H. Poythress (Exhibit 10.28)
10.29*        Loan Commitment from Bank One, Texas, N.A., to RAC Financial
              Group, Inc. (Exhibit 10.29)
10.30*        Form of Continuous Purchase Home Improvement Broker Agreement
              (Exhibit 10.30)
10.31*        Form of Pass-Through Home Improvement Financing Agreement
              (Exhibit 10.31)
10.32*        Form of Dealer/Contractor Application (Exhibit 10.32)
10.33*        Form of Broker/Correspondent Application (Exhibit 10.33)
10.34*        Promissory Note, dated December 29, 1995, from RAC Financial
              Group, Inc., Remodelers National Funding Corporation and State
              Financial Acceptance Corporation, as makers, to Farm Bureau
              Life Insurance Company (Exhibit 10.34)
10.35*        Loan Commitment from Residential Funding Corporation to
              Remodelers National Funding Corporation and RAC Financial Group,
              Inc. (Exhibit 10.35)
10.36*        Stock Purchase and Sale Agreement, dated as of November 30, 1995, by and among RAC Financial Group, Inc., FIRSTPLUS East Mortgage
              Corporation and its shareholders (Exhibit 10.36)
10.37*        First Amendment to Credit Agreement and Note, dated as of
              June 21, 1995, by and among Remodelers National Funding
              Corporation, SFA: State Financial Acceptance Corporation,
              RAC Financial Group, Inc. and Banc One Capital Partners V,
              Ltd. (Exhibit 10.37)
10.38*        Senior Subordinated Note, dated November 1, 1995, from RAC
              Financial Group, Inc., Remodelers National Funding Corporation and State Financial Acceptance Corporation, as makers, to Banc One Capital Partners II, Limited Partnership (Exhibit 10.38)
10.39*        Senior Subordinated Note, dated November 16, 1995, from RAC
              Financial Group, Inc., Remodelers National Funding Corporation and State Financial Acceptance Corporation, as makers, to and Banc One Capital Partners II, Limited Partnership (Exhibit 10.39)
10.40*        Senior Subordinated Note, dated September 27, 1995, from RAC
              Financial Group, Inc., Remodelers National Funding Corporation and State Financial Acceptance Corporation, as makers, to Farm
              Bureau Life Insurance Company (Exhibit 10.40)
10.41*        Senior Subordinated Note, dated September 27, 1995, from RAC
              Financial Group, Inc., Remodelers National Funding Corporation and State Financial Acceptance Corporation, as makers, to Farm
              Bureau Life Insurance Company (Exhibit 10.41)

10.42* Senior Subordinated Note and Warrant Purchase Agreement, amended and restated as of July 16, 1995, among RAC Financial Group, Inc., Remodelers National Funding Corporation and SFA: State Financial Acceptance Corporation, as sellers, and Banc One Capital Partners II, Limited Partnership, Farm Bureau Life Insurance Company and Banc One Capital Partners V, Ltd., as purchasers (Exhibit 10.42)
10.43*        RAC Financial Group, Inc. Warrant Certificate, dated as of
              July 16, 1995, for Banc One Capital Partners V, Ltd.
              (Exhibit 10.43)
10.44* Second Amended and Restated Subordinated Security Agreement, amended and restated as of September 27, 1995, made by RAC Financial Group, Inc., Remodelers National Funding Corporation and SFA: State Financial Acceptance Corporation for the benefit of Banc One Capital Partners II, Limited Partnership, Farm Bureau Life Insurance Company and Banc One Capital Partners V, Ltd. (Exhibit 10.44)
10.45* Second Amended and Restated Security Agreement -- Pledge of Common Stock, amended and restated as of September 27, 1995, made by RAC Financial Group, Inc., for the benefit of Banc One Capital Partners II, Limited Partnership, Farm Bureau Life Insurance Company and Banc One Capital Partners V, Ltd.
              (Exhibit 10.45)
10.46* Second Amended and Restated Security Agreement -- Assignment of Servicing Agreements, amended and restated as of September 27, 1995, made by RAC Financial Group, Inc., for the benefit of Banc One Capital Partners II, Limited Partnership, Farm Bureau Life Insurance Company and Banc One Capital Partners V, Ltd. (Exhibit 10.46)
10.47* Second Amendment to the Warehouse Credit, Term Loan and Security Agreement, dated as of September 15, 1995, by and among Remodelers National Funding Corp., RAC Financial Group, Inc. and Residential Funding Corporation (Exhibit 10.47)
10.48* Form of Letter Agreement, dated January 29, 1996, by and between RAC Financial Group, Inc. and Residential Funding Corporation, regarding the Warehouse Credit, Term Loan and Security Agreement, dated June 15, 1995 (Exhibit 10.48)
10.49* Form of Letter Agreement, dated January 29, 1996, by and between RAC Financial Group, Inc. and Banc One, Texas, National Association, regarding the Credit Agreement, dated as of March 17, 1995 (Exhibit 10.49)
10.50* Form of Letter Agreement, dated January 29, 1996, by and among RAC Financial Group, Inc., Banc One Capital Partners II, Limited Partnership, Farm Bureau Life Insurance Company and Banc One Capital Partners V, Ltd., regarding the Senior Subordinated Note and Warrant Purchase Agreement, dated as of March 31, 1995 (Exhibit 10.50)
10.51* Third Amendment to the Warehouse Credit, Term Loan and Security Agreement, dated as of January 22, 1996, by and among Remodelers National Funding Corp., RAC Financial Group, Inc. and Residential Funding Corporation (Exhibit 10.51)
10.52* Subordinated Loan Agreement, dated as of September 27, 1995, by and among RAC Financial Group, Inc., Remodelers National Funding Corporation and SFA: State Financial Acceptance Corp., as borrowers, and Banc One Capital Partners II, Limited Partnership and Farm Bureau Life Insurance Company, as lenders, as amended by First Amendment to Subordinated Loan Agreement (Exhibit 10.52)
10.53* Letter Agreement, dated June 7, 1995, between Banc One Capital Corporation and RAC Financial Group, Inc. regarding financial advisory and consultation services (Exhibit 10.53)
10.54** Registration Rights Agreement, dated as of March 31, 1996, by and among RAC Financial Group, Inc. and the shareholders of Mortgage Plus Incorporated (Exhibit 10.2)
10.55**       Agreement and Plan of Merger, dated as of May 22, 1996, among
              RAC Financial Corporation, Inc., FIRSTPLUS West, Inc. and Mortgage Plus Incorporated and the shareholders (Exhibit 10.1)
10.56*** Master Repurchase Agreement, dated as of May 10, 1996, by and between FIRSTPLUS Financial, Inc. and Bear Stearns Home Equity Trust 1996-1 (Exhibit 10.1)
10.57***      Custody Agreement, dated May 10, 1996, among FIRSTPLUS
              Financial, Inc., Bear Stearns Home Equity Trust 1996-1, and
              Bank One Texas, N.A. (Exhibit 10.2)
10.58*** Fifth Amendment to Credit Agreement, dated June 20, 1996, by and among FIRSTPLUS Financial, Inc., RAC Financial Group, Inc. and Bank One, Texas, National Association (Exhibit 10.3)
10.59*** Promissory Note, dated June 30, 1996, between FIRSTPLUS Financial, Inc. and Bank One, Texas, National Association (Exhibit 10.4)

10.60         Credit Agreement, dated October 17, 1996, between FIRSTPLUS
              Financial, Inc. and Bank One Texas, National Association
11            Statement regarding computation of per Share earnings
21****        Subsidiaries of Registrant (Exhibit 21)
23.1          Consent of Ernst & Young LLP

-----------
* Incorporated by reference from exhibit shown in parenthesis contained in the Company's Registration Statement on Form S-1 (Registration No. 33-96688), filed by the Company with the Commission.
** Incorporated by reference from exhibit shown in parenthesis contained in the Company's current report on Form 8-K, filed by the Company with the Commission on June 14, 1996.
*** Incorporated by reference from exhibit shown in parenthesis contained in the Company's Form 10-Q for the quarterly period ended June 30, 1996, filed by the Company with the Commission on August 6, 1996.
**** Incorporated by reference from exhibit shown in parenthesis contained in the Company's Registration Statement on Form S-1 (Registration No. 333-14171), filed by the Company with the Commission.