Form 10-K/A
period 1996-09-30
RAC FINANCIAL GROUP INC
filed 1997-01-28
CIK 1000368

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                               FORM 10-K/A

                            (AMENDMENT NO. 1)
(Mark One)
 __X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                    OR

 _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of Common Stock held by nonaffiliates of the registrant, based on the closing price of the Common Stock as reported by the Nasdaq National Market on November 29, 1996 was $326,435,410. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. As of November 30, 1996, 27,497,758 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table and the descriptions below set forth certain information regarding the directors and executive officers of the Company.

NAME                          AGE                   POSITION
Daniel T. Phillips..........  47   Chairman of the Board, President and Chief
                                   Executive Officer
Eric C. Green...............  42   Executive Vice President and Chief
                                   Financial Officer
John Fitzgerald.............  48   Director
Daniel J. Jessee............  43   Director
Paul Seegers................  66   Director
Sheldon I. Stein............  43   Director

     All officers are appointed by and serve at the discretion of the Board of Directors. Directors serve for one-year terms or until their successor is duly elected and qualified.

     DANIEL T. PHILLIPS--Mr. Phillips has served as President and Chief Executive Officer of the Company since October 1994 and as Chairman of the Board since October 1996. Mr. Phillips served as President and Chief Executive Officer of SFA: State Financial Acceptance Corporation, a subsidiary of the Company ("SFAC"), from March 1993 to October 1994. During the period from October 1992 to March 1993, Mr. Phillips was self-employed, primarily engaging in the purchase and sale of consumer receivables. From February 1989 to October 1992, Mr. Phillips served as President and Chief Executive Officer of LinCo Financial Corporation, a factoring firm, in Sacramento, California. In March 1993, LinCo Financial Corporation commenced a Chapter 11 proceeding under the federal bankruptcy laws, which was converted to a Chapter 7 proceeding in April 1993. Such proceeding is still ongoing. From November 1986 to October 1988, Mr. Phillips served as President and Chief Executive Officer of American Equities Financial Corporation.

     ERIC C. GREEN--Mr. Green has served as Executive Vice President and Chief Financial Officer of the Company since March 1995 and President of FIRSTPLUS Financial, Inc., a subsidiary of the Company ("FIRSTPLUS Financial"), since October 1996. For approximately four years prior to beginning his tenure with the Company, Mr. Green operated his own tax consulting practice where his responsibilities included consulting with the Company. Prior to consulting, Mr. Green worked for Arthur Young & Company and Grant Thornton & Company as a Certified Public Accountant for approximately 10 years.

     JOHN FITZGERALD--Mr. Fitzgerald has served as a Director of the Company since September 1995. Mr. Fitzgerald is Executive Vice President of Dexter & Company, an independent insurance agency and has held that position since 1989. Prior to joining Dexter & Company in 1989, Mr. Fitzgerald was a professional football player with the Dallas Cowboys for 12 years.

     DANIEL J. JESSEE--Mr. Jessee has served as a Director of the Company since September 1995. Mr. Jessee currently serves as Vice Chairman of Banc One Capital Corporation ("BOCC") and has managed its Structured Finance
Group since 1990. Mr. Jessee has been employed in senior and other investment banking capacities with Rotan Mosle Inc., Meuse, Rinker, Chapman, Endres and Brooks and E.F. Hutton & Co.

     PAUL SEEGERS--Mr. Seegers has served as a Director of the Company since September 1995. Mr. Seegers currently serves as President of Seegers Enterprises, a company engaged in ranching, farming, oil and gas, real estate and general investments.

He is also a Director and Chairman of the Executive Committee of Centex Corporation, the largest homebuilder in the United States and a Director of Oryx Energy Company. Mr. Seegers retired as Chairman of the Board from Centex Corporation in 1991, where he held various senior executive positions during his 30-year tenure including Chief Executive Officer and President.

     SHELDON I. STEIN--Mr. Stein has served as a Director of the Company since April 1996, Mr. Stein has served as a Senior Managing Director of Bear, Stearns & Co. Inc. since August 1986. Mr. Stein is a director of Cinemark USA, Inc., Fresh America Corp., CellStar Corporation, The Men's Wearhouse, Inc. and Tandycrafts, Inc.

     OTHER SIGNIFICANT EMPLOYEES

     DAVE BERRY--Mr. Berry, age 45, has served as a Senior Vice President of Affinity Marketing Relationships since October 1996. From 1968 to September 1996, Mr. Berry served in various capacities with Bank of America--Texas including President and Chief Operating Officer.

     DUNCAN Y. CHIU--Mr. Chiu, age 43, has served as Senior Vice President Servicing since June 1996. From January 1992 to June 1996 Mr. Chiu served as Vice President Loan and Administration Department for Beal Banc, S.A. From October 1989 to January 1992 Mr. Chiu served as Vice President/District Manager of Republic Realty Services, Inc.

     CHRISTOPHER J. GRAMLICH--Mr. Gramlich, age 26, has served as Senior Vice President--Structured Finance since October 1995. From March 1991 to October 1995 Mr. Gramlich served as Assistant Vice President for Banc One Capital Corp.

     SCOTT HAHN--Mr. Hahn, age 34, has served as Senior Vice President Management Information Systems since October 1995. From November 1991 to October 1995 Mr. Hahn served as Director of Data Processing for West Capital Financial Services Corp. From March 1988 to October 1991 Mr. Hahn was Management Information Systems Manager for First Associates Mortgage.

     CINDA KNIGHT--Ms. Knight, age 38, has served as Senior Vice President and Controller since July 1995. From September 1993 to July 1995, Ms. Knight served as Vice President and Controller of AccuBanc Mortgage Company. From November 1990 to September 1993, Ms. Knight served as Vice President and Controller of Foster Mortgage Corporation.

     GENE O'BRYAN--Mr. O'Bryan, age 41, has served as Executive Vice President and Chief Production Officer of FIRST PLUS Financial since April 1996. From April 1994 to April 1996, Mr. O'Bryan served as Senior Vice President Sales and Marketing of CountryWide Funding, a first mortgage originator. Mr. O'Bryan served as President and Chief Operating Officer of Alliance Costal Credit Corporation, a home-equity lender, from June 1992 to April 1994, and served as President of Spring Mountain Credit Corporation, an auto finance lender, from December 1987 to June 1992.

     JANIE OSBORNE--Ms. Osborne, age 42, has served as Senior Vice President of Loan Control and Dealer Monitoring of FIRSTPLUS Financial since August 1995. From June to August 1995, Ms. Osborne served as Senior Vice President of Funding and Document Control of the Company. Prior to joining the Company, Ms. Osborne served as a loan officer for Ameritex Residential Mortgage from July 1994 to June 1995 and for Banc Plus Mortgage Corporation from April 1994 to July 1994. Ms. Osborne served as Vice President of Acquisitions, Sales and Escrow Services and various other positions at Foster from June 1984 to December 1993.

     CHARLES T. OWENS--Mr. Owens, age 60, has served as President of FIRSTPLUS Consumer Finance, Inc., a subsidiary of the Company ("FPCFI"), since June 1996. Prior to joining the Company, Mr. Owens held various positions with Associates Financial Services from October 1959, including Senior Vice President--Acquisitions.

     JEFFREY A. PEIPER--Mr. Peiper, age 50, has served as Senior Vice President--Administration since March 1996, From June 1994 to March 1996 Mr. Peiper served as President and Chief Executive officer of First American Savings Bank, SSB. From December 1990 to March 1994 Mr. Piper served as President and Chief Executive Officer of Beal Banc, S.A.

     KIRK A. PHILLIPS--Mr. Phillips, age 34, has served as President of First Security Mortgage Corp., which the Company operates as its FIRSTPLUS East division ("FIRSTPLUS East"), since November 1995. From 1991 to October 1995, Mr. Phillips served as President and Chief Executive Officer of First Security Mortgage Corp.

     JIM PRESSLER--Mr. Pressler, age 49, has served as Chief Financial Officer of FPCFI since July 1996. Prior to joining the Company, Mr. Pressler held various accounting and finance positions with Associates Financial Services Company, Inc. ("The Associates") from June 1976. Most recently he served as Senior Vice President for planning and acquisitions with The Associates.

     JACK ROUBINEK--Mr. Roubinek, age 54, has served as the Senior Vice President of Wholesale Loan Production since March 1995. From February 1993 to March 1995, Mr. Roubinek served as Vice President of Direct Lending and Vice President of Secondary Marketing for the Company and SFAC. Prior to February 1993, Mr. Roubinek was a mortgage banking consultant to various companies and individuals.

     JIM ROUNDTREE--Mr. Roundtree, age 40, has served as Chief Financial Officer of FIRSTPLUS Financial since August 1996. prior to joining the Company, Mr. Roundtree worked for Ernst & Young LLP from September 1986 to August 1996 in their financial services industry group and practices as a certified public accountant.

     KEN SACKNOFF--Mr. Sacknoff, age 43, has served as Senior Vice President of Corporate Risk since April 1996. Mr. Sacknoff served as Director of Corporate Risk for Residential Funding Corporation in Minneapolis from March 1995 to March 1996 and as Vice President of Risk Management Information & Analysis for Associates Corporation from July 1992 to March 1995. Mr. Sacknoff served as Vice President of Risk Management at Beneficial National Bank from November 1990 to July 1992 and as Director of Centralized Operations at Beneficial Corporation from September 1989 to November 1990. Prior thereto, Mr. Sacknoff was employed by G.E. Capital in various management positions from 1979 to 1989.

     BARRY S. TENENHOLTZ--Mr. Tenenholtz, age 39, has served as Senior Vice President and Treasurer since January 1995. From July 1990 to February 1993 Mr. Tenenholtz served as Corporate Tax Manager for TIC United Corp. From June 1988 to June 1990 Mr. Tenenholtz served as corporate tax manager for Dalfort Corporation

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has established two standing committees: the Compensation Committee and the Audit Committee. Messrs. Fitzgerald, Jessee and Stein (none of whom are officers or employees of the Company) serve on the Compensation Committee and the Audit Committee. Sheldon I. Stein, a director of the Company, is a Senior Managing Director of Bear, Stearns & Co. Inc. Bear, Stearns & Co., Inc. has performed investment banking services for the Company in the past and proposes to perform such services during the current fiscal year. The Compensation Committee is responsible for recommending to the Board of Directors the Company's executive compensation policies for senior officers and administering the 1995 Employee Stock Option Plan (the "1995 Employee Plan") and the Company's Employee Stock Purchase Plan (the
"Purchase Plan"). The Audit Committee is responsible for recommending independent auditors, reviewing the audit plan, the adequacy of internal controls, the audit report and management letter, and performing such other duties as the Board of Directors may from time to time prescribe.

EMPLOYMENT AGREEMENTS; KEY-MAN LIFE INSURANCE

     EMPLOYMENT AGREEMENTS. On August 25, 1995, the Company entered into employment agreements with each of the executive officers named in the Summary Compensation Table under Item 14. Mr. Phillip's employment agreement is for a term of five years, and Mr. Green's employment agreement is for a term of three years. Each employment agreement automatically renews for successive periods after the initial term, unless the employee or the Company notifies the other within a specified time that the term will not be extended. On May 30, 1996, Mr. Poythress retired and entered into a consulting agreement with the Company, which was terminated in January 1997.

     Under the terms of the respective employment agreements, the Company pays Mr. Phillips a minimum base salary of $400,000 per year and Mr. Green a minimum $230,000 per year, which are adjusted annually to meet cost of living increases. Each executive officer is entitled to participate generally in the Company's employee benefit plans, including the 1995 Employee Plan and the Purchase Plan, and is eligible for an incentive bonus under the Company's executive bonus pool. Such cash bonuses are made at the discretion of the Company based on subjective performance criteria.

     If the executive officer is terminated "for cause," which definition generally includes termination by the Company due to the executive's willful failure to perform his duties under the employment agreement, executive's personal dishonesty or breach of his fiduciary duties or the employment agreement to which he is a party, then the Company is obligated to pay the executive so terminated only his base salary up to the date upon which the Company notifies the executive of his termination "for cause." On the other hand, if the executive officer is terminated without cause, then the Company is obligated to pay the executive officer so terminated a lump sum payment equal to his base salary for the remaining term of the employment agreement. If the executive officer resigns for "good reason," which generally includes the executive officer's resignation due to a breach by the company of his employment agreement, the Company must pay the executive officer so terminated a lump sum payment equal to the salary of the executive officer for the remaining term of the employment agreement. In the case of the retirement or death of the executive officer, the Company is obligated to pay the executive officer only his base salary up to the date of such death or retirement. If the executive officer becomes disabled, the Company must continue to pay the executive officer his base salary for a period of up to six months and, if the disability extends beyond six months, the Company may terminate the executive by giving him 30 days' notice of such termination.

     Each of the executive officers named in the Summary Compensation Table below, by virtue of his employment agreement, has agreed not to solicit customers or employees of the Company in any manner for a period of 24 months following his resignation or termination from the Company and, will not compete for any period for which a lump sum has been paid by the Company in accordance with the employment agreement. During the term of his consulting agreement, Mr. Poythress agreed not to (i) be employed by a lending institution or company specializing in Title I Loans with its principal office in the Dallas-Fort Worth area, (ii) be a consultant, director, officer, employee or partner of any lending institution specializing in Title I Loans that is ranked among the top five Title I lenders operating on a nationwide basis, (iii) solicit business from anyone who purchased loans from the Company within six months prior to the effective date of the consulting agreement, (iv) induce or solicit any person to leave their employment with the Company and (v) disclose certain information obtained from the Company.

     KEY-MAN LIFE INSURANCE. The Company maintains a $2.0 million key-man life insurance policy on Mr. Phillips, which the Company has assigned to BOCP II, Limited Liability Company ("BOCP II"). The Company does not maintain key-man life insurance policies on any of its other executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Stockholders"), to file reports of ownership and changes of ownership with the Commission and the Nasdaq National Market. Officers, directors and 10% Stockholders of the Company are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms so filed.

     Based solely on review of copies of such forms received, the Company believes that, during the last fiscal year, all filing requirements under
Section 16(a) applicable to its officers, directors and 10% Stockholders were timely, except with respect to Messrs. Phillips, Green and Mankoff, who each filed one Form 4 late with respect to one transaction, respectively.

ITEM 11.  EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

     The Company pays each nonemployee director a fee of $2,500 for each meeting of the Board of Directors that he attends. The Company reimburses each director for ordinary and necessary travel expenses related to such director's attendance at Board of Director and committee meetings. In addition, the 1995 Nonemployee Director Stock Option Plan (the "1995 Director Plan") provides for the grant of certain nonqualified stock options to the nonemployee directors of the Company. As of January 20, 1997, Messrs. Fitzgerald, Seegers, Jessee and Stein had received 3,334 shares each pursuant to such plan.

COMPENSATION OF EXECUTIVE OFFICERS

     The total compensation paid for each of the fiscal years ended September 30, 1996 and September 30, 1995 to the President and Chief Executive Officer, Daniel T. Phillips, and to the other most highly paid executive officers who received cash compensation in excess of $100,000 for the fiscal year ended September 30, 1996 (collectively, the "Named Executive Officers"), is set forth below in the following Summary Compensation Table:

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM COMPENSATION
                                          ANNUAL COMPENSATION (1)        --------------------------------------------
                                     ---------------------------------           AWARDS         PAYOUTS
                                                             OTHER       ---------------------  -------
                                                             ANNUAL      RESTRICTED   OPTIONS/            ALL OTHER
        NAME AND           FISCAL    SALARY       BONUS   COMPENSATION     STOCK        SARs     LTIP    COMPENSATION
   PRINCIPAL POSITION       YEAR       ($)         ($)         ($)          ($)         (#)       ($)         ($)
-------------------------- ------   --------     -------  ------------   ----------   -------   -------  ------------
Daniel T. Phillips......... 1996    $401,605     800,000       --            --       100,000     --          --
Chairman of the Board,      1995     221,333     225,000       --            --        --         --          --
President, Chief Executive
Officer and Director

Ronald M. Mankoff(2)....... 1996     321,394     320,000       --            --       100,000     --          --
General Counsel and         1995     216,047     225,000       --            --         --        --          --
Director

Eric C. Green(3)........... 1996     227,990     300,000       --            --       241,162     --          --
Executive Vice President    1995     110,000     125,000       --            --         --        --          --
and Chief Financial
Officer

James H. Poythress(4)...... 1996     176,232       --          --            --        91,162     --          --
Executive Vice President    1995      37,885(4)  205,000       --            --         --        --          --
and Chief Operating
Officer

-----------------
(1) Annual compensation does not include the cost to the Company of benefits certain executive officers receive in addition to salary and cash bonuses. The aggregate amounts of such personal benefits, however, do not exceed the lesser of either $50,000 or 10% of the total annual compensation of such executive officer. Bonuses with respect to fiscal 1995 and 1996 were accrued during each respective fiscal year and paid in November 1995 and 1996, respectively.

(2) Mr. Mankoff retired as General Counsel and Director of the Company in November 1996.

(3) Mr. Green joined the Company in April 1995, at an annual salary of $180,000.

(4) Mr. Poythress joined the Company in June 1995, at an annual salary of $100,000. Mr. Poythress retired from the Company in May 1996, and served as a consultant to the Company through January 1997 for an annual fee of $232,500. See "-- Employment Agreements; Key-Man Life Insurance."

            GRANTS OF OPTIONS AND STOCK APPRECIATION RIGHTS ("SARs")

     The following table sets forth details regarding stock options granted to the named executive officers listed in the Summary Compensation Table during the fiscal 1996. In addition, there are shown the "option spreads" that would exist for the respective options granted based upon assumed rates of annual compound stock appreciation of 5% and 10% from the date the options were granted over the full option term. The Company granted no SARs in fiscal 1996.

                        OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                  INDIVIDUAL GRANTS
                            -----------------------------------------------------------
                             NUMBER OF                                               POTENTIAL REALIZABLE VALUE
                             SECURITIES     PERCENT OF                                AT ASSUMED ANNUAL RATES
                             UNDERLYING    TOTAL OPTIONS/  EXERCISE                 OF STOCK PRICE APPRECIATION
                            OPTIONS/SARs  SARs GRANTED TO  OR BASE                      FOR OPTION TERM(2)
                             GRANTED(1)     EMPLOYEES IN    PRICE      EXPIRATION   ---------------------------
       NAME                     (#)          FISCAL YEAR    ($/SH)        DATE        5% ($)(3)    10% ($)(4)
---------------------       ------------  ---------------  --------    ----------    ----------    ----------
Daniel T. Phillips.......     100,000           7.51%         7.00      11/15/05     $  440,000    $1,116,000
Ronald M. Mankoff(5).....     100,000           7.51%         7.00      11/15/05        440,000     1,116,000
Eric C. Green............      91,162           6.85%         7.00      11/15/05        401,113     1,017,368
                              150,000          11.26%        11.00      04/01/06      1,038,000     2,629,500
James H. Poythress(5)....      91,162           6.85%         7.00      11/15/05        401,113     1,017,368

----------------
(1)  Options granted to executives were granted under the Stock Option Plan.
     The exercise price of each option is the fair market value of the Common Stock on the date of grant. Options vest generally in one-third increments over a three-year term. The options have a term of 10 years, unless they are exercised or expire upon certain circumstances set forth in the Stock Option Plan, including retirement, termination in the event of a change in control, death or disability.

(2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent upon the future performance of the Company's Common Stock, overall market conditions and the executive's continued employment with the Company. The amounts represented in this table may not necessarily be achieved.

(3) The assumed stock price at the end of the option term is $11.40 for options granted on November 15, 1995, and $17.92 for options granted on April 1, 1996.

(4) The assumed stock price at the end of the option term is $18.16 for options granted on November 15, 1995, and $28.53 for options granted on April 1, 1996.

(5) Messrs. Mankoff and Poythress retired from the Company in November and May 1996, respectively.

EXERCISES OF OPTIONS AND SARs

     The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during fiscal 1996, and unexercised options held as of September 30, 1996. No options were exercised by the Named Executive Officers during fiscal 1996, and no Named Executive Officer held any SARs.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        FISCAL YEAR END OPTION/SAR VALUES

                                                                   VALUE OF
                                                 NUMBER OF       UNEXERCISED
                                                UNEXERCISED      IN-THE-MONEY
                       NUMBER OF                OPTIONS/SARs     OPTIONS/SARs
                         SHARES       VALUE     AT FY-END (#)    AT FY-END ($)
                       ACQUIRED ON   REALIZED   EXERCISABLE/     EXERCISABLE/
      NAME             EXERCISE(#)     ($)      UNEXERCISABLE   UNEXERCISABLE(1)
------------------     -----------   --------   -------------   ----------------
Daniel T. Phillips....     0           0.00       0/100,000       0/1,581,000
Ronald M. Mankoff.....     0           0.00       0/100,000       0/1,581,000
Eric C. Green.........     0           0.00       0/241,162       0/3,212,772
James H. Poythress....     0           0.00        0/91,162       0/1,441,272

----------------
(1) Values are stated based upon the closing price of $22.81 per share of the Company's Common Stock on the Nasdaq National Market on September 30, 1996, the last trading day of the Company's fiscal year.

COMPENSATION AND EMPLOYMENT AGREEMENTS; KEY-MAN LIFE INSURANCE; DIRECTOR COMPENSATION

     See Item 11 for a discussion of employment agreements with executive officers, key-man life insurance policies on executive officers and compensation of directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of Common Stock as of January 2, 1997 by (i) each person known by the Company to own beneficially five percent or more of the outstanding Common Stock; (ii) each of the Company's directors; (iii) each of the executive officers named in the Summary Compensation Table; and (iv) all directors and executive officers of the Company as a group. The address of each person listed below is 1250 Mockingbird Lane, Dallas, Texas 75247, unless otherwise indicated.

                                                            SHARES BENEFICIALLY
                                                                  OWNED (1)
                                                            -------------------
                                                                        PERCENT
             NAME                                             NUMBER   OF CLASS
--------------------------------------                      ---------  --------
Farm Bureau Life Insurance Company (2)......   Non-Voting     805,742    18.1
                                                 Voting       316,052     1.3
Daniel T. Phillips (3)(4)...................     Voting     4,348,774    17.4
Ronald M. Mankoff (4)(5)....................     Voting     2,862,642    11.4
Banc One Capital Holdings Corporation (6)...   Non-Voting   3,588,046    80.8
Eric C. Green (4)(7)........................     Voting       448,228     1.8
James H. Poythress (4)(8)...................     Voting       195,208       *
John Fitzgerald (4).........................     Voting        16,734       *
Dan Jessee (4)(9)...........................     Voting        16,734       *
Paul Seegers (4)............................     Voting        16,734       *
Sheldon I. Stein (4)........................     Voting        13,334       *
Putnam Investments, Inc (10)................     Voting     1,389,926     5.6
All current directors and executive
 officers as a group (6 persons) (3)(4)(7)..     Voting     4,860,538    19.4

---------------
*    Represents less than one percent.

(1) Based on 25,130,012 shares of Common Stock and 4,440,676 shares of Non-Voting Common Stock outstanding on January 2, 1997. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2) The address of such beneficial owner is 5400 University Avenue, West Des Moines, Iowa 50266.

(3) Includes 335,000 shares of Common Stock owned by the Phillips Partnership but with respect to which Mr. Phillips has voting control. Lenox Investment Corporation, which is owned by Daniel T. Phillips (0.5%) and Merlene M. Phillips (0.5%), is the general partner, and the Daniel T. Phillips Trust (the "Phillips Trust") (54.0%), Mr. Phillips (22.5%) and Merlene M. Phillips (22.5%) are each limited partners of the Phillips Partnership. Mr. Phillips has voting control over the shares of Common Stock owned by the Phillips Partnership through an irrevocable five-year voting proxy. Lenox Investment Corporation retains investment power with respect to such shares. Ronald M. Mankoff is the trustee of the Phillips Trust.

(4) Includes options that are currently exercisable, or become exercisable within 60 days of January 2, 1997, to purchase the number of shares of Common Stock indicated for the following persons: Daniel T. Phillips (33,334), Ronald M. Mankoff (33,334), Eric C. Green (30,388), James H. Poythress (30,388), John Fitzgerald (3,334), Dan Jessee (3,334), Paul Seegers (3,334) and Sheldon I. Stein (3,334).

(5) Includes 480,000 shares of Common Stock owned by the Mankoff Generation Trust of which the trustee is Jerome J. Frank, Jr. Includes 120,000 shares of Common Stock owned by the Mankoff Charitable Trust of which the trustee is Jeffrey W. Mankoff, Mr. Mankoff's son, and Mr. Mankoff and his wife are the income beneficiaries. Also includes 1,820,000 shares of Common Stock owned by RJM Properties, Ltd., of which SFA Mortgage Company, which is owned by Mr. Mankoff (50%) and the Mankoff Children's Trust (50.0%), is general partner (1.0%) and Mr. Mankoff (48.0%), Joy Mankoff (48.0%), Mr. Mankoff's wife, and Mankoff Irrevocable Trust (3.0%) are each limited partners. Also includes 100,000 shares of Common Stock owned by the Mankoff Irrevocable Trust of which the trustee is Jerome J. Frank, Jr. and members of the Mankoff family are beneficiaries. Mr. Mankoff is the sole trustee of the Donald Rubin Children's Trust, which owns 381,760 shares of Common Stock, and, therefore, may be deemed to beneficially own the shares of Common Stock held by such trust. Mr. Mankoff disclaims beneficial ownership of such shares of Common Stock and such shares are not included in Mr. Mankoff's total above.

(6) The address of such beneficial owner is 150 East Gay Street, 24th Floor, Columbus, Ohio 43215. Banc One Capital Holdings Corporation ("BOCHC"), BOCP II, Limited Liability Company ("BOCP II") and Banc One Capital Partners V, Ltd. ("BOCP V") are affiliated companies under common control. Except as described in this footnote, the number of shares shown as being beneficially owned by BOCHC does not include shares that may be deemed to be beneficially owned by such entity as a result of its being under common control with BOCP II or BOCP V. Share figures shown as being beneficially owned include 525,536 shares of Non-Voting Common Stock held by BOCHC, as custodian for members of BOCP II and BOCP V, and certain of their donees, with respect to which it disclaims beneficial ownership.

(7) Includes 329,640 shares of Common Stock held by G.B. Kline Residuary Trust, of which Beverly Sellers, Mr. Green's mother, is the trustee. Mr. Green is an income beneficiary and Mr. Green's children have a remainder interest in the G.B. Kline Residuary Trust. Also includes 2,000 shares of Common Stock held by Mr. Green's wife.

(8) Mr. Poythress retired from the Company in May 1996 and served as a consultant to the Company until January 1997.

(9) Does not include the shares of Non-Voting Common Stock or the shares of Common Stock held by BOCHC, BOCP II or BOCP V, which, in limited circumstances, may be exchanged for shares of Common Stock on a share-for-share basis. Mr. Jessee is Vice-Chairman of BOCC, an affiliate of BOCHC, BOCP II and BOCP V, and disclaims beneficial ownership of these shares.

(10) The address of such beneficial owner is One Post Office Square, Boston, Massachusetts 02109. Based on a Schedule 13G, dated December 5, 1996, filed with the commission by Putnam Investments, Inc. ("Putnam") on behalf of itself and several related entities. The Schedule 13G discusses that Putnam Investment Management, Inc. ("PIM") beneficially owns 1,360,626 shares of Common Stock, with shares voting power over 16,300 shares of Common Stock and shared dispositive power over 1,360,626 shares of Common Stock and that The Putnam Advisory Company, Inc. ("PAC") beneficially owns 29,300 shares of Common Stock, with shared voting power over not shares of Common Stock and shared dispositive power over 29,300 shares of Common Stock. PIM is the investment advisor for the Putnam family of Mutual Funds and PAC is the investment advisor to Putnam family of Mutual Funds, Putnam OTC Emerging Growth Fund beneficially owns 778,900 shares.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1994 and fiscal 1995, the Company had no compensation committee or other committee of the Board of Directors performing similar functions. Decisions concerning executive compensation for fiscal 1995 were made by the Board of Directors, including Daniel T. Phillips and Ronald M. Mankoff, who both were (and Mr. Phillips' continues to be) executive officers of the Company and participated in deliberations of the Board of Directors regarding executive officer compensation. The Board of Directors of the Company has established a Compensation Committee. See Item 10.

     None of the executive officers of the Company currently serves as a director of another entity or on the compensation committee of another entity or any other committee of the board of directors of another entity performing similar functions.

     The Company engaged in the following transactions with Daniel T. Phillips and Ronald M. Mankoff. On October 15, 1994, the Company redeemed a total of 50,000 shares of Series A Cumulative Preferred Stock, of which 25,000 shares were owned by the Mankoff Trust and 25,000 shares were owned by the Phillips Partnership. Each such redemption was for $25,000 plus accrued and unpaid dividends. In addition, in April 1995, the Company redeemed an additional 150,000 shares of Series A Cumulative Preferred Stock, of which 75,000 shares were from the Mankoff Trust and 75,000 shares were from the Phillips Partnership. Each such redemption was for $75,000 plus accrued and unpaid dividends. In February 1996, the Company redeemed the 50,000 shares of Series A Cumulative Preferred Stock owned by each of the Mankoff Trust and the Phillips Partnership for $1.00 per share plus accrued and unpaid dividends. Accordingly, the total redemption payment received by each of the Mankoff Trust and the Phillips Partnership was approximately $57,500. See "--Certain Relationships and Related Party Transactions."

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Since its inception, the Company has had business relationships and engaged in certain transactions with affiliated companies and parties as described below. It is the policy of the Company to engage in transactions with related parties only on terms that, in the opinion of the Company, are no less favorable to the Company than could be obtained from unrelated parties.

     RELATIONSHIP WITH FARM BUREAU. As of January 2, 1997, Farm Bureau was the beneficial owner of 805,742 shares of Non-Voting Common Stock and 383,278 shares of Common Stock.

     On March 31, 1995, the Company issued to Farm Bureau an aggregate of $1.35 million principal amount of Senior Subordinated Notes (out of a total of $6.35 million principal amount of Senior Subordinated Notes issued at that time by the Company). For a description of the Senior Subordinated Notes and the amount issued to BOCP II, see "-- Relationship with Bank One." As of September 30, 1996, the Company had paid Farm Bureau an aggregate of $121,500 in interest payments under the terms of the Senior Subordinated Notes, as well as an aggregate of approximately $27,000 in fees and expenses related to the issuance by the Company of the Senior Subordinated Notes to Farm Bureau. In connection with the issuance of the Senior Subordinated Notes to Farm Bureau, the Company also issued Farm Bureau warrants to purchase an aggregate of 569,768 shares of Non-Voting Common Stock for a nominal exercise price, which were exercised prior to the Company's initial public offering.

     In April 1995, the Company issued additional warrants to Farm Bureau to purchase an aggregate of 592,414 shares of Non-Voting Common Stock. Such warrants were issued in consideration of Farm Bureau's agreement to waive certain redemption rights with respect to the Series B Cumulative Preferred Stock held by Farm Bureau and such warrants were exercised in full prior to the Company's initial public offering. The Series B Cumulative Preferred Stock was redeemed in February 1996 for approximately $2.5 million.

     In September 1995, the Company entered into a credit facility with Farm Bureau (the "Farm Bureau Facility"), under which Farm Bureau agreed to lend the Company up to $5.5 million at a rate of interest of 12% per annum. The Company borrowed $5.5 million under this financing facility. All borrowings pursuant to such financing were repaid in February 1996 with a portion of the net proceeds to the Company from its initial public offering and the facility was terminated. In connection with the facility, the Company issued to Farm Bureau warrants to purchase 67,226 shares of Common Stock at an exercise price of $5.95 per share.

     RELATIONSHIP WITH BANK ONE. As of January 2, 1997, BOCP II was the beneficial owner of 38,088 shares of Non-Voting Common Stock and 296,000 shares of Common Stock, and BOCP V was the beneficial owner of 8,800 shares of Non-Voting Common Stock and 24,000 shares of Common Stock.

     BOCC, an affiliate of Bank One, acted as placement agent with respect to each of the securitizations completed by the Company during fiscal 1995 and 1996. As consideration for acting as placement agent, the Company paid BOCC an aggregate of $2.5 million and $1.6 million in fiscal 1995 and 1996, respectively, representing fees, commissions and expenses.

     The Company maintains a credit facility with Bank One (the "Bank One Facility"), which was established in March 1995. As of September 30, 1996, the Company had paid Bank One an aggregate of $1.3 million in interest payments under the prescribed terms of the Bank One Facility, as well as an aggregate of $106,473 in other fees and expenses related to amounts borrowed by the Company under this facility. For a more complete description of the terms of the Bank One Facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     On March 31, 1995, the Company issued to BOCP II an aggregate of $5.0 million principal amount of its Senior Subordinated Notes (out of a total of $6.35 million principal amount of Senior Subordinated Notes). The Senior Subordinated Notes bear interest at the rate of 12% per annum, except that upon the occurrence of an event of default under the Senior Subordinated Notes, the interest rate increases to 15% per annum. As of September 30, 1996, the Company had paid BOCP II an aggregate of $600,000 in interest payments under the terms of the Senior Subordinated Notes, as well as an aggregate of approximately $125,000 in fees and expenses related to the issuance by the Company of the Senior Subordinated Notes to BOCP II. The Senior Subordinated Notes are subordinated to all amounts at any time due and owing under the Company's warehouse lines existing from time to time. In connection with the issuance of the Senior Subordinated Notes to BOCP II, the Company also issued BOCP II warrants to purchase an aggregate of 2,110,232 shares of Non-Voting Common Stock for a nominal exercise price, which were fully exercised prior to the Company's initial public offering, and warrants to purchase an aggregate of 1,786,622 shares of Non-Voting Common Stock for an aggregate of $450,000, which were fully exercised prior to the Company's initial public offering.

     In February 1995, the Company and BOCP V entered into a financing arrangement to provide $700,000 of interim financing (the "BOCP V Financing"). In July 1995, the Company and BOCP V agreed to amend the terms of the BOCP V Financing so that the Company's debt arrangements with BOCP V would be on similar terms as those with BOCP II and Farm Bureau. As a consequence, the Company issued $700,000 principal amount of the Subordinated Notes to BOCP V. As of September 30, 1996, under the terms of the BOCP V Financing and the Subordinated Notes, the Company had paid BOCP V an aggregate of $93,333 in interest payments and an aggregate of $14,000 in other fees and expenses. In connection with the amendments of the BOCP V Financing and the issuance of the Subordinated Notes to BOCP V, the Company issued BOCP V warrants to purchase an aggregate of 290,780 shares of Non-Voting Common Stock for a nominal exercise price, which were fully exercised prior to the Company's initial public offering.

     In August 1996, the Company engaged BOCC to render financial advisory and consultation services. For such engagement, the Company paid BOCC $150,000.

     OTHER TRANSACTIONS. During fiscal 1994, 1995 and 1996, the Company paid legal fees and expenses to Jeffrey W. Mankoff, P.C., which were in excess of 5% of the gross revenues of Jeffrey W. Mankoff, P.C. Such amounts, however, did not exceed $60,000. Jeffrey W. Mankoff, P.C. is a Dallas, Texas law firm owned by the son of Ronald M. Mankoff, a principal stockholder and the former Chairman of the Board of the Company.

     Sheldon I. Stein, a director of the Company, is a Senior Managing Director of Bear, Stearns & Co. Inc. Bear, Stearns & Co., Inc., has performed investment banking services for the Company in the past and proposes to perform services during the current fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Documents filed as part of Report.

          1.   FINANCIAL STATEMENTS:

               The Financial Statements are listed in the index to Consolidated Financial Statements on page F-1 of this Report (previously filed).

          2.   FINANCIAL STATEMENT SCHEDULES:

               Not applicable.

          3.   EXHIBITS:

               The exhibits are listed on the Exhibit Index attached hereto.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas, State of Texas, on January 28, 1997.

                                       RAC FINANCIAL GROUP, INC.


                                        /s/ Daniel T. Phillips
                                       --------------------------------------
                                       DANIEL T. PHILLIPS, CHAIRMAN OF THE
                                       BOARD, PRESIDENT AND CHIEF EXECUTIVE
                                       OFFICER

                               EXHIBIT INDEX

EXHIBIT
NUMBER                       DOCUMENT DESCRIPTION
-------                      --------------------
3.1* Amended and Restated Articles of Incorporation of the Registrant (Exhibit 3.1)
3.2*      Amended and Restated Bylaws of the Registrant (Exhibit 3.2)
4.1*      Specimen certificate for Common Stock of the Registrant (Exhibit 4)
4.2**** Indenture, dated August 20, 1996, between the Registrant and Bank One, Columbus, N.A., as trustee thereunder
4.3**** Note Resale Registration Rights Agreement, dated August 20, 1996, among the Registrant and the Initial Purchasers named therein
4.4**** Form of Definitive 7.25% Convertible Subordinated Note Due 2003 of the Registrant
4.5**** Form of Restricted Global 7.25% Convertible Subordinated Note Due 2003 of the Registrant
4.6**** Form of Regulation S Global 7.25% Convertible Subordinated Note Due 2003 of the Registrant
10.1*     Form of Home Improvement Buy-Sell Agreement (Exhibit 10.1)
10.2* Form of Continuous Purchase FHA Title I Loan Correspondent Agreement (Exhibit 10.2)
10.3* Form of Continuous Purchase Conventional Direct Loan Broker Agreement (Exhibit 10.3)
10.4*     1995 Employee Stock Option Plan for RAC Financial Group, Inc.
          (Exhibit 10.4)
10.5* Non-Employee Director Stock Option Plan for RAC Financial Group, Inc. (Exhibit 10.5)
10.6*     RAC Financial Group, Inc. Employee Stock Purchase Plan (Exhibit 10.6)
10.7*     Description of Officer Bonus Program (Exhibit 10.7)
10.8* Credit Agreement among RAC Financial Group, Inc., Remodelers National Funding Corporation, and Bank One, Texas, National Association, dated as of March 17, 1995, as amended by First Amendment to Credit Agreement dated as of May 12, 1995 and by Second Amendment to Credit Agreement dated as of June 6, 1995 (Exhibit 10.8)
10.9* Promissory Note, dated as of June 6, 1995, from Remodelers National Funding Corporation, as maker, to Bank One, Texas, National Association (Exhibit 10.9)
10.10* Security Agreement, dated as of March 17, 1995, among Remodelers National Funding Corporation and Bank One, Texas, National Association (Exhibit 10.10)
10.11* Guaranty, dated as of March 17, 1995, from RAC Financial Group, Inc. to Bank One, Texas, National Association (Exhibit 10.11)
10.12* Warehousing Credit, Term Loan and Security Agreement, dated as of June 15, 1995, among Remodelers National Funding Corporation, RAC Financial Group, Inc., and Residential Funding Corporation, as amended by First Amendment to The Warehouse Credit, Term Loan and Security Agreement, dated August 25, 1995 (Exhibit 10.12)
10.13* Promissory Note, dated as of June 15, 1995, from Remodelers National Funding Corporation, as maker, to Residential Funding Corporation (Exhibit 10.13)
10.14* Promissory Note, dated as of June 29, 1995, from Remodelers National Funding Corporation, as maker, to Residential Funding Corporation (Exhibit 10.14)
10.15* Guaranty, dated as of June 15, 1995, from RAC Financial Group, Inc. to Residential Funding Corporation (Exhibit 10.15)
10.16* Custodian Agreement, dated as of June 15, 1995, among Remodelers National Funding Corporation, RAC Financial Group, Inc., Residential Funding Corporation and First Trust National Association (Exhibit 10.16)
10.17* Senior Subordinated Note and Warrant Purchase Agreement, dated as of March 31, 1995, among RAC Financial Group, Inc., Remodelers National Funding Corporation, SFA: State Financial Acceptance Corporation, Banc One Capital Partners II, Limited Partnership and Farm Bureau Life Insurance Company (Exhibit 10.17)

10.18* Senior Subordinated Note, dated as of March 31, 1995, from RAC Financial Group, Inc., Remodelers National Funding Corporation and
          SFA: State Financial Acceptance Corporation, as makers, to Farm Bureau Life Insurance Company (Exhibit 10.18)
10.19* Senior Subordinated Note, dated as of March 31, 1995, from RAC Financial Group, Inc., Remodelers National Funding Corporation and
          SFA: State Financial Acceptance Corporation, as makers, to Banc One Capital Partners II, Limited Partnership (Exhibit 10.19)
10.20* RAC Financial Group, Inc. Warrant Certificate, dated as of April 12, 1995, for Farm Bureau Life Insurance Corporation (including registration rights agreement) (Exhibit 10.20)
10.21* RAC Financial Group, Inc. Warrant Certificate, dated as of March 31, 1995, for Banc One Capital Partners II, Limited Partnership (including registration rights agreement) (Exhibit 10.21)
10.22* Subordinated Security Agreement, dated as of March 31, 1995, among RAC Financial Group, Inc., Remodelers National Funding Corporation,
          SFA: State Financial Acceptance Corporation, Banc Once Capital Partners II, Limited Partnership and Farm Bureau Life Insurance Company (Exhibit 10.22)
10.23* Security Agreement -- Assignment of Servicing Agreements, dated as of March 31, 1995, among RAC Financial Group, Inc., Remodelers National Funding Corporation, SFA: State Financial Acceptance Corporation and Banc Once Capital Partners II, Limited Partnership, as agent for Banc One Capital Partners II, Limited Partnership and Farm Bureau Life Insurance Company (Exhibit 10.23)
10.24* Security Agreement -- Pledge of Common Stock, dated as of March 31, 1995, among RAC Financial Group, Inc. and Banc One Capital Partners II, Limited Partnership, as agent for Banc One Capital Partners II, Limited Partnership and Farm Bureau Life Insurance Company (Exhibit 10.24)
10.25* Employment Agreement by and between RAC Financial Group, Inc. and Ronald M. Mankoff (Exhibit 10.25)
10.26* Employment Agreement by and between RAC Financial Group, Inc. and Daniel T. Phillips (Exhibit 10.26)
10.27* Employment Agreement by and between RAC Financial Group, Inc. and Eric C. Green (Exhibit 10.27)
10.28* Employment Agreement by and between RAC Financial Group, Inc. and James H. Poythress (Exhibit 10.28)
10.29* Loan Commitment from Bank One, Texas, N.A., to RAC Financial Group, Inc. (Exhibit 10.29)
10.30* Form of Continuous Purchase Home Improvement Broker Agreement (Exhibit 10.30)
10.31*    Form of Pass-Through Home Improvement Financing Agreement (Exhibit
          10.31)
10.32*    Form of Dealer/Contractor Application (Exhibit 10.32)
10.33*    Form of Broker/Correspondent Application (Exhibit 10.33)
10.34* Promissory Note, dated December 29, 1995, from RAC Financial Group, Inc., Remodelers National Funding Corporation and State Financial Acceptance Corporation, as makers, to Farm Bureau Life Insurance Company (Exhibit 10.34)
10.35* Loan Commitment from Residential Funding Corporation to Remodelers National Funding Corporation and RAC Financial Group, Inc. (Exhibit 10.35)
10.36* Stock Purchase and Sale Agreement, dated as of November 30, 1995, by and among RAC Financial Group, Inc., FIRSTPLUS East Mortgage Corporation and its shareholders (Exhibit 10.36)
10.37* First Amendment to Credit Agreement and Note, dated as of June 21, 1995, by and among Remodelers National Funding Corporation, SFA:
          State Financial Acceptance Corporation, RAC Financial Group, Inc. and Banc One Capital Partners V, Ltd. (Exhibit 10.37)
10.38* Senior Subordinated Note, dated November 1, 1995, from RAC Financial Group, Inc., Remodelers National Funding Corporation and State Financial Acceptance Corporation, as makers, to Banc One Capital Partners II, Limited Partnership (Exhibit 10.38)
10.39* Senior Subordinated Note, dated November 16, 1995, from RAC Financial Group, Inc., Remodelers National Funding Corporation and State Financial Acceptance Corporation, as makers, to and Banc One Capital Partners II, Limited Partnership (Exhibit 10.39)
10.40* Senior Subordinated Note, dated September 27, 1995, from RAC Financial Group, Inc., Remodelers National Funding Corporation and State Financial Acceptance Corporation, as makers, to Farm Bureau Life Insurance Company (Exhibit 10.40)
10.41* Senior Subordinated Note, dated September 27, 1995, from RAC Financial Group, Inc., Remodelers National Funding Corporation and State Financial Acceptance Corporation, as makers, to Farm Bureau Life Insurance Company (Exhibit 10.41)

10.42* Senior Subordinated Note and Warrant Purchase Agreement, amended and restated as of July 16, 1995, among RAC Financial Group, Inc., Remodelers National Funding Corporation and SFA: State Financial Acceptance Corporation, as sellers, and Banc One Capital Partners II, Limited Partnership, Farm Bureau Life Insurance Company and Banc One Capital Partners V, Ltd., as purchasers (Exhibit 10.42)
10.43* RAC Financial Group, Inc. Warrant Certificate, dated as of July 16, 1995, for Banc One Capital Partners V, Ltd. (Exhibit 10.43)
10.44* Second Amended and Restated Subordinated Security Agreement, amended and restated as of September 27, 1995, made by RAC Financial Group, Inc., Remodelers National Funding Corporation and SFA: State Financial Acceptance Corporation for the benefit of Banc One Capital Partners II, Limited Partnership, Farm Bureau Life Insurance Company and Banc One Capital Partners V, Ltd. (Exhibit 10.44)
10.45* Second Amended and Restated Security Agreement -- Pledge of Common Stock, amended and restated as of September 27, 1995, made by RAC Financial Group, Inc., for the benefit of Banc One Capital Partners II, Limited Partnership, Farm Bureau Life Insurance Company and Banc One Capital Partners V, Ltd. (Exhibit 10.45)
10.46* Second Amended and Restated Security Agreement -- Assignment of Servicing Agreements, amended and restated as of September 27, 1995, made by RAC Financial Group, Inc., for the benefit of Banc One Capital Partners II, Limited Partnership, Farm Bureau Life Insurance Company and Banc One Capital Partners V, Ltd. (Exhibit 10.46)
10.47* Second Amendment to the Warehouse Credit, Term Loan and Security Agreement, dated as of September 15, 1995, by and among Remodelers National Funding Corp., RAC Financial Group, Inc. and Residential Funding Corporation (Exhibit 10.47)
10.48* Form of Letter Agreement, dated January 29, 1996, by and between RAC Financial Group, Inc. and Residential Funding Corporation, regarding the Warehouse Credit, Term Loan and Security Agreement, dated
          June 15, 1995 (Exhibit 10.48)
10.49* Form of Letter Agreement, dated January 29, 1996, by and between RAC Financial Group, Inc. and Banc One, Texas, National Association, regarding the Credit Agreement, dated as of March 17, 1995 (Exhibit 10.49)
10.50* Form of Letter Agreement, dated January 29, 1996, by and among RAC Financial Group, Inc., Banc One Capital Partners II, Limited Partnership, Farm Bureau Life Insurance Company and Banc One Capital Partners V, Ltd., regarding the Senior Subordinated Note and Warrant Purchase Agreement, dated as of March 31, 1995 (Exhibit 10.50)
10.51* Third Amendment to the Warehouse Credit, Term Loan and Security Agreement, dated as of January 22, 1996, by and among Remodelers National Funding Corp., RAC Financial Group, Inc. and Residential Funding Corporation (Exhibit 10.51)
10.52* Subordinated Loan Agreement, dated as of September 27, 1995, by and among RAC Financial Group, Inc., Remodelers National Funding Corporation and SFA: State Financial Acceptance Corp., as borrowers, and Banc One Capital Partners II, Limited Partnership and Farm Bureau Life Insurance Company, as lenders, as amended by First Amendment to Subordinated Loan Agreement (Exhibit 10.52)
10.53* Letter Agreement, dated June 7, 1995, between Banc One Capital Corporation and RAC Financial Group, Inc. regarding financial advisory and consultation services (Exhibit 10.53)
10.54** Registration Rights Agreement, dated as of March 31, 1996, by and among RAC Financial Group, Inc. and the shareholders of Mortgage Plus Incorporated (Exhibit 10.2)
10.55** Agreement and Plan of Merger, dated as of May 22, 1996, among RAC Financial Corporation, Inc., FIRSTPLUS West, Inc. and Mortgage Plus Incorporated and the shareholders (Exhibit 10.1)
10.56*** Master Repurchase Agreement, dated as of May 10, 1996, by and between FIRSTPLUS Financial, Inc. and Bear Stearns Home Equity Trust 1996-1 (Exhibit 10.1)
10.57*** Custody Agreement, dated May 10, 1996, among FIRSTPLUS Financial, Inc., Bear Stearns Home Equity Trust 1996-1, and Bank One Texas, N.A. (Exhibit 10.2)
10.58*** Fifth Amendment to Credit Agreement, dated June 20, 1996, by and among FIRSTPLUS Financial, Inc., RAC Financial Group, Inc. and Bank One, Texas, National Association (Exhibit 10.3)
10.59*** Promissory Note, dated June 30, 1996, between FIRSTPLUS Financial, Inc. and Bank One, Texas, National Association (Exhibit 10.4)

10.60+ Credit Agreement, dated October 17, 1996, between FIRSTPLUS Financial, Inc. and Bank One Texas, National Association
10.61+++ First Amendment to Credit Agreement, dated as of December 13, 1996, between FIRSTPLUS Financial, Inc., Bank One, Texas, N.A., as administrative agent, Guaranty Federal Bank F.S.B., as co-agent, and certain lenders (Exhibit 10.61)
10.62+++ Custody Agreement, dated as of the 18, 1996, among FIRSTPLUS Financial, Inc., PaineWebber Real Estate Securities Inc. and Banc One, Texas, N.A. (Exhibit 10.62)
10.63+++ Loan and Security Agreement, dated as of December 18, 1886, between FIRSTPLUS Financial, Inc. and PaineWebber Real Estate Securities
          Inc. (Exhibit 10.63)
10.64+++ Form of Promissory Note from FIRSTPLUS Financial, Inc. to PaineWebber Real Estate Securities Inc. (Exhibit 10.64)
10.65++ Warrant Issuance and Registration Rights Agreement, dated February 1, 1996, between Residential Funding Corporation and the Company (Exhibit 10.1)
10.66++ Stock Purchase Agreement, dated February 1, 1996, between Banc One Capital Partners II and the Company (Exhibit 10.2)
10.67++ Stock Purchase Agreement, dated February 1, 1996, between Banc One Capital Partners V, Ltd. and the Company (Exhibit 10.3)
10.68++ Stock Purchase Agreement, dated February 1, 1996, between Ronald Mankoff and the Company (Exhibit 10.4)
10.69++ Stock Purchase Agreement, dated February 1, 1996, between Phillips Partners, Ltd. and the Company (Exhibit 10.5)
10.70++ Stock Purchase Agreement, dated February 1, 1996, between Farm Bureau Life Insurance Company and the Company (Exhibit 10.6)
10.71++ Subordination Agreement, dated February 1, 1996, between Banc One Capital Partners II, Limited Partnership and the Company (Exhibit 10.7)
10.72++ Subordination Agreement, dated February 1, 1996, between Banc One Capital Partners V, Ltd. and the Company (Exhibit 10.8)
10.73++ Subordination Agreement, dated February 1, 1996, between Banc One, Texas, N.A. and the Company (Exhibit 10.9)
10.74++ Subordination Agreement, dated February 1, 1996, between Farm Bureau Life Insurance Company and the Company (Exhibit 10.10)
10.75++ Amended and Restated Warehousing Credit, Term Loan and Security Agreement, dated February 1, 1996, between Residential Funding Corporation and the Company (Exhibit 10.11)
10.76++ Stock Purchase Warrant to Purchase 250,000 Shares of Voting Common Stock, Par Value $0.01 per Share, dated February 1, 1996 (Exhibit 10.12)
10.77++ Fourth Amendment to Credit Agreement between Bank One, Texas, N.A. and the Company, dated March 26, 1996 (Exhibit 10.13)
11+       Statement Regarding Computation of Per Share Earnings
21****    Subsidiaries of Registrant (Exhibit 21)
23.1+     Consent of Ernst & Young LLP
27.1      Financial Data Schedule

---------------
* Incorporated by reference from exhibit shown in parenthesis contained in the Company's Registration Statement on Form S-1 (Registration No. 33-96688), filed by the Company with the Commission.
** Incorporated by reference from exhibit shown in parenthesis contained in the Company's current report on Form 8-K, filed by the Company with the Commission on June 14, 1996.
*** Incorporated by reference from exhibit shown in parenthesis contained in the Company's Form 10-Q for the quarterly period ended June 30, 1996, filed by the Company with the Commission on August 6, 1996.
**** Incorporated by reference from the exhibit shown in parenthesis contained in the Company's Registration Statement on Form S-1 (Registration No. 333-14171), filed by the Company with the Commission.
+    Previously filed.

++ Incorporated by reference from exhibit shown in parenthesis contained in the Company's Form 10-Q for the quarterly period ended March 31, 1996, filed by the Company with the Commission on May 3, 1996.
+++ Incorporated by reference from exhibit shown in parenthesis contained in the Company's Registration Statement on Form S-1 (Registration No. 333-18497), filed by the Company with the Commission.