Form 10-Q
period 1996-12-31
RAC FINANCIAL GROUP INC
filed 1997-02-14
CIK 1000368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549
                                    FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 1996

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



           For the transition period from ____________ to ____________


                         Commission file number 0-27550

                               RAC FINANCIAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




            NEVADA                                    75-2561052
--------------------------------                 --------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)



              1250 WEST MOCKINGBIRD LANE, DALLAS, TEXAS 75247
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                  (214) 630-6006
             ------------------------------------------------------


             ------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X      No
                                                    -------     -------

There were 31,894,836 shares of voting common stock and 4,440,676 shares of non-voting common stock, $.01 par value outstanding as of January 31, 1997.

                            RAC FINANCIAL GROUP, INC.

                               INDEX TO FORM 10-Q



Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements                                  PAGE
                                                                     ----
          Condensed Consolidated Balance Sheets -
          September 30, 1996 and December 31, 1996 (unaudited)......    3


          Condensed Consolidated Statements of Income (unaudited) -
          Three Months Ended December 31, 1995 and December 31,
          1996......................................................    4

          Condensed Consolidated Statements of Cash Flows
          (unaudited) - Three Months Ended December 31, 1995 and
          December 31, 1996.........................................    5

          Notes to Condensed Consolidated Financial Statements
          (unaudited)...............................................    6


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................    8

Part II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K.....................   11


SIGNATURE...........................................................   12

PART I - FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS




                RAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


               (Dollars in thousands, except per share data)

                                   ASSETS

                                                   September 30,   December 31,
                                                       1996            1996
                                                   -------------   ------------
                                                                    (unaudited)
Cash and cash equivalents...........................  $ 23,167      $    7,496
Loans held for sale, net............................   430,812         694,816
Excess servicing receivable.........................   187,230         288,717
Subordinated certificates held for sale.............    16,528          16,879
Receivable from trusts..............................    32,105          50,211
Other assets........................................    20,542          25,022
                                                      --------      ----------
   Total assets.....................................  $710,384      $1,083,141
                                                      --------      ----------
                                                      --------      ----------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued liabilities.........  $ 19,669      $   18,884
   Warehouse financing facilities with affiliates...   354,481         628,594
   Term line of credit..............................    57,465          84,625
   Notes payable....................................     1,967           2,446
   Subordinated notes payable to affiliates.........     7,002           7,002
   Convertible subordinated notes...................   100,000          69,920
   Allowance for possible credit losses on
     loans sold.....................................    54,257          92,321
   Deferred tax liabilities, net ...................    20,974          32,443
                                                      --------      ----------
   Total liabilities ...............................   615,815         936,235
                                                      --------      ----------
Commitments
Stockholders' Equity:
   Common stock, $0.01 par value:
     Authorized shares - 100,000,000
     Issued and outstanding shares - 22,499,140
     as of September 30, 1996 and 24,980,252
     as of December 31, 1996........................       225             250
   Non-voting common stock, $0.01 par value:
     Authorized shares - 25,000,000
     Issued and outstanding shares - 4,440,676
     as of September 30, 1996 and as of
     December 31, 1996..............................        44              44
   Additional capital...............................    54,696          87,823
   Retained earnings................................    39,604          58,789
                                                      --------      ----------
       Total stockholders' equity...................    94,569         146,906
                                                      --------      ----------
      Total liabilities and stockholders' equity....  $710,384      $1,083,141
                                                      --------      ----------
                                                      --------      ----------


                           See accompanying notes.

                RAC FINANCIAL GROUP, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  (In thousands, except per share data)

                                                      Three Months Ended
                                                          December 31,
                                                      -------------------
                                                         1995      1996
                                                       -------   --------
                                                          (unaudited)
Revenues:
  Gains on sales of loans, net of costs but
    before provision for possible credit losses.....   $20,273   $ 95,848
  Interest..........................................     1,767     20,432
  Servicing income..................................       694      2,908
  Other income......................................       734      4,400
                                                       -------   --------
    Total revenues..................................    23,468    123,588
                                                       -------   --------
Expenses:
  Salaries and employee benefits....................     5,459     14,838
  Interest..........................................     2,043     13,132
  Other operating...................................     3,761     21,048
  Provision for possible credit losses..............     4,649     44,388
                                                       -------   --------
    Total expenses..................................    15,912     93,406
                                                       -------   --------
Income before income taxes..........................     7,556     30,182
Provision for income taxes..........................    (2,871)   (11,469)
                                                       -------   --------
    Net income......................................   $ 4,685   $ 18,713
                                                       -------   --------
                                                       -------   --------
Weighted average common shares and common
  equivalent shares outstanding.....................    20,297     29,033
                                                       -------   --------
                                                       -------   --------
Primary net income per share of common stock .......   $  0.23   $   0.64
                                                       -------   --------
                                                       -------   --------
Weighted average fully diluted common shares and
   common equivalent shares outstanding.............    20,297     34,957
                                                       -------   --------
                                                       -------   --------
Fully diluted net income per share of common stock..   $  0.23   $   0.57
                                                       -------   --------
                                                       -------   --------


                         See accompanying notes.

               RAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                           (Dollars in thousands)


                                                         Three Months
                                                       Ended December 31,
                                                    ------------------------
                                                      1995           1996
                                                    ---------      ---------
OPERATING ACTIVITIES:
  Net income......................................  $   4,685      $  18,713
  Adjustments to reconcile net income to
   net cash used in operating activities:
    Provision for possible credit losses..........      4,649         44,388
    Depreciation and amortization.................        125            342
    Gain on sales of loans........................    (19,835)      (106,558)
    Conversion of subordinated debt...............          -          1,805
    Write off in excess servicing, net............        394              -
    Changes in operating assets and liabilities:
      Excess servicing receivable amortization....      1,566          5,161
      Loans originated or acquired................   (195,886)      (823,647)
      Principal collected and proceeds from
       sale of loans..............................    119,693        570,214
      Accrued interest receivable ................       (904)        (2,482)
      Excess servicing receivable, net............       (232)            78
      Receivable from trusts......................     (2,641)       (19,434)
      Subordinated Certificate held for sale......     (2,400)          (351)
      Other assets................................     (3,037)       (15,374)
      Accounts payable and accrued expenses.......      5,745         (1,398)
      Deferred tax liability......................      1,514         11,469
                                                    ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES.............    (86,564)      (317,074)
                                                    ---------      ---------

INVESTING ACTIVITIES:
  Cash from acquisition...........................        252            492
  Purchases of equipment and leasehold
   improvements, net..............................       (134)          (565)
                                                    ---------      ---------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES.......................................        118            (73)
                                                    ---------      ---------
FINANCING ACTIVITIES:
  Borrowings on warehouse financing facilities,
   net............................................     81,094        274,114
  Borrowings on term line of credit...............      6,715         27,160
  Repayments on notes payable, net................        (32)          (516)
  Borrowings - Invester payable...................        173              -
  Proceeds from repayments of subordinated notes
   payable to affiliates..........................      2,500              -
  Exercise of stock options.......................          -            718
                                                    ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........     90,450        301,476
                                                    ---------      ---------

INCREASE (DECREASE) IN CASH ......................      4,004        (15,671)
Cash and cash equivalents at beginning of period..      2,967         23,167
                                                    ---------      ---------
Cash and cash equivalents at end of period........   $  6,971      $   7,496
                                                    ---------      ---------
                                                    ---------      ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period.................  $   1,771      $  11,723
                                                    ---------      ---------
                                                    ---------      ---------
  Non-cash Investing and Financing Activities:
    Acquisition of assets, net....................  $     697      $       -
                                                    ---------      ---------
                                                    ---------      ---------


                           See accompanying notes.

                 RAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

                              DECEMBER 31, 1996


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1996 included in RAC Financial Group, Inc.'s 1996 Annual Report filed with the SEC on Form 10-K.


     On October 1, 1996, FIRSTPLUS Consumer Finance, Inc., a wholly owned subsidiary of the Company, acquired National Loans, Inc. ("National") through an exchange of stock, in a transaction accounted for as a pooling of interest. However, because of the relative size of the acquisition, the Company does not plan to restate its historical statements of income to account for the acquisition. As such, beginning retained earnings will be restated for the effect of all years prior to the year of acquisition. The Company issued 501,996 shares of its Common Stock to the former shareholders of National. National is an originator of small, consumer loans and had a net loan portfolio of $15.3 million at the date of acquisition.

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

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 125 ("FASB 125"), "Accounting for Transfer and Servicing of Financial assets and Extinguishment of Liabilities." FASB 125 addresses the accounting for all types of securitization transactions, securities lending and repurchase agreements, collateralized borrowing arrangements and other transactions involving the transfer of financial assets. FASB 125 is generally effective for transactions that occur after December 31, 1996, and it is to be applied prospectively. FASB 125 will require the Company to allocate the total cost of mortgage loans sold to the mortgage loans sold (servicing released), retained certificates and servicing rights based on their relative fair values. The Company will be required to assess the retained certificates and servicing rights for impairment based upon the fair value of those rights. The pronouncement also will require the Company to provide additional disclosure about the retained certificates in its securitizations and to account for these assets at fair value in accordance with FASB 115. The Company will apply the new rules prospectively beginning in the first calendar quarter of 1997 and, based on current circumstances, does not believe the application of the new rules will have a material impact on the Company's financial statements.

     All tabular information is presented in thousands.

               RAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

2.   LOANS HELD FOR SALE

     Loans held for sale consist of the following:

                                                 September 30,   December 31,
                                                     1996           1996
                                                 -------------   ------------
                                                                 (unaudited)
Conventional Loans.............................    $386,934       $625,009
Title I Loans..................................      34,712         46,586
First lien mortgages...........................       1,714            849
Construction Loans.............................       1,827            737
Consumer finance Loans.........................           -         23,197
                                                   --------       --------
   Subtotal....................................     425,187        696,378
Allowance for possible credit losses...........      (6,495)       (11,398)
Deferred finance charges.......................           -         (5,580)
Net purchase premiums (discounts)..............      12,120         15,416
                                                   --------       --------
   Total.......................................    $430,812       $694,816
                                                   --------       --------
                                                   --------       --------

3.   ALLOWANCE FOR POSSIBLE CREDIT LOSSES

     The activity in the allowance for possible credit losses is summarized as follows:

                                                 September 30,   December 31,
                                                     1996           1996
                                                 -------------   ------------
                                                                 (unaudited)
Balance, beginning of period...................    $  4,794       $ 60,752
Provision for possible credit losses...........      59,644         44,388
Charge offs, net...............................      (3,901)        (1,801)
Other..........................................         215            380
                                                   --------       --------
Balance, end of period.........................    $ 60,752       $103,719
                                                   --------       --------
                                                   --------       --------
Components of Allowance:
  Allowance for possible credit losses.........    $  6,495       $ 11,398
  Allowance for possible credit losses on
   loans sold..................................      54,257         92,321
                                                   --------       --------
  Total........................................    $ 60,752       $103,719
                                                   --------       --------
                                                   --------       --------

4.   EXCESS SERVICING RECEIVABLE

     The activity in the Excess Servicing Receivable is summarized as follows:

                                                                 Three Months
                                                  Year Ended        Ended
                                                 September 30,   December 31,
                                                     1996           1996
                                                 -------------   ------------
                                                                 (unaudited)
Balance, beginning of period...................    $ 29,744        $187,230
Excess servicing gains.........................     170,679         106,558
Amortization ..................................     (12,982)         (5,071)
Other..........................................        (211)              -
                                                   --------        --------
Balance, end of period ........................    $187,230        $288,717
                                                   --------        --------
                                                   --------        --------

               RAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               (UNAUDITED)

5.   OTHER ASSETS

     Other assets consist of the following:

                                                 September 30,   December 31,
                                                     1996           1996
                                                 -------------   ------------

Goodwill, net..................................     $   424        $   411
Furniture, equipment and leasehold
  improvements, net............................       5,497          5,166
Debt offering costs............................       3,112          2,335
Prepaids and other ............................      11,509         17,110
                                                    -------        -------
  Total........................................     $20,542        $25,022
                                                    -------        -------
                                                    -------        -------

6.   GAINS ON SALES OF LOANS

     The gains on sales of loans and the related costs consist of the following:

                                                      Three Months Ended
                                                         December 31
                                                          Unaudited
                                                   ------------------------
                                                     1995           1996
                                                   --------       ---------
                                                         (unaudited)
Excess servicing gain..........................     $21,414       $106,558
Gain sharing on loan sales.....................        (534)             -
                                                    -------       --------
   Subtotal....................................      20,880        106,558
Gain on whole loan and bulk sales..............       2,548          4,744
                                                    -------       --------
   Total.......................................      23,429        111,302
Residual Interest Income.......................         109          2,717
Premiums, net..................................      (2,414)       (15,131)
Transaction costs..............................        (850)        (3,040)
                                                    -------       --------
Gains on sales of loans (before provision
 for possible credit losses)...................     $20,273       $ 95,848
                                                    -------       --------
                                                    -------       --------

Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

FINANCIAL CONDITION
  DECEMBER 31, 1996


     Loans held for sale increased from $430.8 million as of September 30, 1996 to $694.8 million as of December 31, 1996, an increase of $264.0 million or 61.3%. This increase was primarily due to an expanded correspondent network, increased direct to consumer originations and corresponding increases in repurchase facilities and warehouse facilities, which allowed for substantial growth in loan originations.

     The Company's excess servicing asset increased from $187.2 million at September 30, 1996 to $288.7 million at December 31, 1996, an increase of $101.5 million or 54.2%. This increase was due to the $394.8 million increase in the amount of loans securitized and sold from October 1, 1996 through December 31, 1996.


     The Company's warehouse and repurchase facilities are its primary source of funding for loan originations. As of September 30, 1996, the Company had outstanding balances of $354.5 million owed to warehouse and repurchase lenders at an approximate 6.6% rate of interest. As of December 31, 1996 the Company had outstanding balances of $628.6 million owed to warehouse and repurchase lenders at an approximate 6.6% rate of interest. This represents a $274.1 million warehouse and repurchase line balance increase from September 30, 1996 to the December 31, 1996, or 77.3%.

     Accounts payable and other accrued liabilities decreased from $19.7 million as of September 30, 1996 to $18.9 million as of December 31, 1996. This represents a $785,785 decrease over the period, or 4.0%. This decrease was primarily a result of the subsequent payment of the accrued bonuses in October.

     Total shareholders' equity at December 31, 1996 was $146.9 million, as compared with $94.6 million at September 30, 1996, an increase of $52.3 million or 55.3%. During the three months ended December 31, 1996, the Company earned net income of $18.7 million, issued 1,986,850 of common shares for the conversion of subordinated notes and excercise of options resulting in a $32.6 million addition to equity and issued 501,996 of common shares in conjunction with an acquisition.

RESULTS OF OPERATIONS

     The Company's total revenues increased to $123.6 million during its first fiscal 1997 quarter from $23.5 million for the comparable fiscal 1996 quarter, an increase of $100.1 million or 426.6%.

     The increase in the volume of loans originated and purchased by the Company and the increase in the size and scope of the Company's securitization program throughout fiscal 1996 and continuing into fiscal 1997 was primarily responsible for this increase in revenues. The Company's securitization transactions resulted in increased Gain on Sale of Loans. Gain on Sale of Loans increased because the Company was able to increase the volume of loans sold more efficiently in the quarter ended December 31, 1996, without reduction due to sharing arrangements present in the quarter ended December 31, 1995. Interest, servicing and other income also increased substantially during the December 31, 1996 quarter when compared to the December 31, 1995 quarter, primarily as a result of the increased quantity of loans originated, held for sale and serviced by the Company.

     The Company's provision for possible credit losses increased by $39.7 million, from $4.6 million for the quarter ended December 31, 1995 to $44.4 million for the quarter ended December 31, 1996. These increases in the provision for possible credit losses were proportional to the Company's increase in securitization activity, as adjusted for the increasing percentage of Conventional loans securitized by the Company throughout the 1996 calendar year and the removal of the Warehouse Lender's sharing arrangement payment (which required the Warehouse Lender rather than the Company to reserve for certain loans).

     Total expenses including provision for income taxes increased from $18.8 million for the three months ended December 31, 1995 to $104.9 million for the three months ended December 31, 1996, an increase of $86.1 million or 458.3%.
As a percentage of total revenues, total expenses including taxes increased from 80.0% in the December 1995 quarter to 84.9% in the December 1996 quarter.

     As a result of the above, net income increased from $4.7 million for the December 1995 quarter to net income of $18.7 million for the December 1996 quarter. This represents an increase of $14.0 million, or a 299.5% increase. Such increases were primarily the result of growth in loan production and sale of loans through securitizations for the respective comparative periods as well as the increase in net interest income earned on loans retained on the balance sheet.

     The Company completed the funding of the 1996-3 securitization by delivering $44.4 million in loans in October 1996. The Company also delivered $350.4 million out of $400.0 million in loans to the 1996-4 securitization in November 1996.

     Weighted Average Fair, Isaac and Company scores (a default prediction model utilized by the Company) for the Conventional loans securitized in the Company's 1996-4 securitization were approximately 668 points. Weighted Average Fair, Isaac and Company scores for the Conventional Loans securitized in the Company's 1995-4 securitization (closed during the quarter ended December 31, 1995) were approximately 645 points. This improvement in loan quality and consistency reflects the Company's effort to produce a well received and reliable securitization product.

     The Company's servicing (including subserviced loans) loan portfolio had 30 day and over delinquencies of 2.7% as of December 31, 1996, and 4.0% as of December 31, 1995. This decrease was primarily due to increased loan origination volumes. On a static pool basis, the Company's seasoned securitizations (those transactions funded more than six months ago), had a weighted average 30 day and over delinquency rate of 4.5%.

      Gross defaults (before recoveries and Title I insurance claims paid) as a percentage of the serviced loan portfolio declined from the December 1995 quarter to the December 1996 quarter. Gross defaults for the three months ended December 31, 1995 equaled $2.0 million, or 0.05% of the December 1995 quarterly loan portfolio. Gross defaults for the three months ended
December 31, 1996 equaled $5.6 million or 0.3% of the December 1996 loan servicing portfolio. Gross defaults experienced in the three months ended December 31, 1996 were primarily the result of lower quality loans defaulting. As of December 31, 1996, reserves exceed cumulative defaults in the securitizations effected, as well as for all other loans in the Company's servicing portfolio.

     On a seasoned pool basis the weighted average prepayment rates for the Company's seasoned securitizations (those transactions funded more than six months ago) were within the range of 4.9% and 11.6% for the quarter ended December 31, 1996. Prepayment rates for newer securitizations and for non-securitized loans on the Company's balance sheet are not yet sufficient to provide meaningful data regarding future loan performance.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations require continued access to financing sources. The Company's primary operating cash requirements include the funding of (i) loan originations and purchases, (ii) reserve accounts, overcollateralization requirements, fees and expenses incurred in connection with its securitization transactions, (iii) tax payments due on the Company's taxable income, (iv) television, radio and direct mail advertising and other marketing, and (v) administrative and other operating expenses.

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

     In October 1996, the Company increased the Bank One Facility from $60 million to $110 million and Bear Stearns Facility from $300 million to $500 million.

     In November 1996, the Company entered into the $75 million Bear Stearns Term Line. The Bear Stearns Term Line may be utilized by the Company with respect to Excess Servicing Receivable generated by securitization in which Bear Stearns is the lead Manager. At December 31, 1996, the Company had borrowed $23.0 million under this facility.


     In December 1996, the Company entered into the $100 million PaineWebber Term Line and the $400 million PaineWebber Facility. The PaineWebber Term Line bears interest at LIBOR plus 2.1% and the PaineWebber Facility bears interest at LIBOR plus 1.00%.

     As a result of the Company's increasing volume of loan originations and purchases, and its expanding securitization activities, the Company has operated, and expects to continue to operate, on a negative operating cash flow basis, which is expected to increase as the volume of the Company's loan purchases and originations increase and its securitization program grows. The Company's operations used $317.1 million during the quarter ended December 31, 1996. The increase in the use of cash in operations is primarily related to the cost of an enlarged infrastructure, employee base and the costs that accompany the Company's securitization strategy (which increases the Gain on Sale of Loans but reduces the amount of cash received on the sale of loans as compared to whole-loan sales). Cash from financing and investing activities provided cash in the amount of $301.4 million for the quarter ended December 31, 1996. Financing and investing activities increased primarily due to additional borrowings related to the Subordinated Notes, the Term Line and other borrowings, which have been used to fund loan originations, working capital and securitization costs.

     In addition, the Company has begun to implement a strategy of maintaining a significant quantity of loans on its balance sheet, thus increasing the length of time that loans are held for sale and materially increasing its interest rate risk. Because the Company's present loan facilities bear interest at variable rates, the Company has a need for medium to long term fixed-rate financing. If the Company is unable to obtain such financing, it could have a material adverse effect on the Company's results of operations and financial condition.

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

          Not Applicable

Item 5.   OTHER INFORMATION

          Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  Exhibits:

               11   Statement re: Computation of Per Share Earnings
               27   Financial Data Schedule

          (B)  Reports on Form 8-K

On December 19, 1996, the Company filed a Current Report on Form 8-K with respect to certain risk factors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAC Financial Group, Inc.
(Registrant)




by:  /s/  ERIC C. GREEN
   ------------------------------------
     Eric C. Green
     Chief Financial Officer
     (Principal Financial Officer and
       Duly Authorized Officer)


date:  February 14, 1997
     ----------------------------------

                             INDEX TO EXHIBITS


(A)  Exhibits

     11    Statement re: Computation of Per Share Earnings

     27    Financial Data Schedule