Form 10-Q
period 1997-03-31
FIRSTPLUS FINANCIAL GROUP INC
filed 1997-05-15
CIK 1000368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549
                                    FORM 10-Q


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1997
                                                 --------------
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________ to ___________________

Commission file number  0-27550
                       ----------

                         FIRSTPLUS Financial Group, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)




            Nevada                                    75-2561052
-------------------------------                    ------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)


                 1600 Viceroy, 8th Floor, Dallas, Texas 75235
                 --------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                   (214) 599-6400
                                   --------------

    RAC FINANCIAL GROUP, INC., 1250 W. MOCKINGBIRD LANE, DALLAS, TEXAS 75247
    ------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report)





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

There were 31,912,159 shares of voting common stock and 2,798,967 shares of non-voting common stock, $.01 par value outstanding as of March 31, 1997.

                         FIRSTPLUS FINANCIAL GROUP, INC.

                               INDEX TO FORM 10-Q


Part I.   FINANCIAL INFORMATION


     Item 1.   Financial Statements                                      Page
                                                                         ----
          Consolidated Balance Sheets -
          September 30, 1996 and March 31, 1997 (Unaudited).............. 3

          Consolidated Statements of Income (Unaudited) -
          Three Months and Six Months Ended March 31, 1996 and
          March 31, 1997 ................................................ 4


          Consolidated Statements of Cash Flows (Unaudited) -
          Six Months Ended March 31, 1996 and
          March 31, 1997 ................................................ 5


          Notes to Consolidated Financial
          Statements (Unaudited) ........................................ 6

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations ................................ 9

Part II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K ......................... 12

SIGNATURE ............................................................... 13

PART I -  FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                     ASSETS


                                                              September 30,   March 31,
                                                                  1996          1997
                                                                  ----          ----
                                                                              (Unaudited)
Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $   23,167      $   73,949
Loans held for sale, net . . . . . . . . . . . . . . . . . .     430,812         987,775

Interest only strips . . . . . . . . . . . . . . . . . . . .     187,230         418,661
Allowance for possible credit losses on loans sold . . . . .     (54,257)       (148,078)
Subordinated certificates held for sale. . . . . . . . . . .      16,528          17,271
Servicing assets . . . . . . . . . . . . . . . . . . . . . .          -           10,643
                                                              -----------     ----------
                                                                  132,973        270,583
Receivable from trusts . . . . . . . . . . . . . . . . . . .       32,105         77,336
Other assets . . . . . . . . . . . . . . . . . . . . . . . .       20,542         31,649
                                                              -----------     ----------
      Total assets . . . . . . . . . . . . . . . . . . . . .  $   656,127     $1,469,206
                                                              -----------     ----------
                                                              -----------     ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities . . . . . . . . .  $    19,669     $   22,357
  Warehouse financing facilities with affiliates . . . . . .      354,481        894,368
  Term line of credit. . . . . . . . . . . . . . . . . . . .       57,465        117,020
  Notes payable. . . . . . . . . . . . . . . . . . . . . . .        1,967          2,046
  Subordinated notes payable to affiliates . . . . . . . . .        7,002          7,002
  Convertible subordinated notes . . . . . . . . . . . . . .      100,000         69,920
  Deferred tax liabilities, net. . . . . . . . . . . . . . .       20,974         48,855
                                                              -----------     ----------
  Total liabilities. . . . . . . . . . . . . . . . . . . . .      561,558      1,161,568
                                                              -----------     ----------
Commitments
Stockholders' Equity:
  Common stock, $0.01 par value:
    Authorized shares - 100,000,000
    Issued and outstanding shares-22,499,140 as of September
    30, 1996 and 31,912,159 as of March 31, 1997 . . . . . .          225            319
  Non-voting common stock, $0.01 par value:
    Authorized shares - 25,000,000
    Issued and outstanding shares - 4,440,676 as of September
    30, 1996 and 2,798,967 as of March 31, 1997. . . . . . .           44             28
  Additional capital . . . . . . . . . . . . . . . . . . . .       54,696        213,857
  Unrealized gain on interest only strips, net . . . . . . .           -           7,155
  Retained earnings. . . . . . . . . . . . . . . . . . . . .       39,604         86,279
                                                              -----------     ----------
    Total stockholders' equity . . . . . . . . . . . . . . .       94,569        307,638
                                                              -----------     ----------
      Total liabilities and stockholders' equity . . . . . .  $   656,127     $1,469,206
                                                              -----------     ----------
                                                              -----------     ----------

                             See accompanying notes.

                 FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                       (In thousands, except per share data)

                                                      Three Months Ended   Six Months Ended
                                                            March 31,           March 31,
                                                      -------------------  -----------------
                                                         1996       1997      1996     1997
                                                         ----       ----      ----     ----
Revenues:
     Gains on sales of loans, net of costs but
         before provision for possible credit
         losses . . . . . . . . . . . . . . . . . . . $ 28,220   $128,968  $ 48,493  $224,167
     Provision for possible credit losses on
         loans sold . . . . . . . . . . . . . . . . .   (6,169)   (52,917)   (9,527)  (91,627)
                                                      --------   --------  --------  --------
     Net gain on sale . . . . . . . . . . . . . . . .   22,051     76,051    38,966   132,540

     Interest . . . . . . . . . . . . . . . . . . . .    2,290     33,048     4,057    53,480
     Servicing income . . . . . . . . . . . . . . . .      940      3,436     1,634     6,344
     Origination income . . . . . . . . . . . . . . .    1,501     10,569     1,951    13,149
     Other income . . . . . . . . . . . . . . . . . .      847        542     1,131     2,362
                                                      --------   --------  --------  --------
          Total revenues. . . . . . . . . . . . . . .   27,629    123,646    47,739   207,875
Expenses:
     Salaries and employee benefits . . . . . . . . .    7,699     20,935    13,158    35,772
     Interest . . . . . . . . . . . . . . . . . . . .    2,816     19,240     4,859    32,371
     Other operating. . . . . . . . . . . . . . . . .    5,100     22,709     8,861    43,757
     Provision for possible credit losses on loans
        held for sale and interest only strips. . . .    1,686     12,585     2,977    18,264
                                                      --------   --------  --------  --------
          Total expenses. . . . . . . . . . . . . . .   17,301     75,469    29,855   130,164
                                                      --------   --------  --------  --------
Income before income taxes. . . . . . . . . . . . . .   10,328     48,177    17,884    77,711
Provision for income taxes. . . . . . . . . . . . . .   (3,929)   (18,307)   (6,800)  (29,530)
                                                      --------   --------  --------  --------
          Net income. . . . . . . . . . . . . . . . . $  6,399   $ 29,870  $ 11,084  $ 48,181
                                                      --------   --------  --------  --------
                                                      --------   --------  --------  --------
     Weighted average common shares and
      common equivalent shares outstanding. . . . . .   25,077     34,922    22,791    31,947
                                                      --------   --------  --------  --------
                                                      --------   --------  --------  --------
     Primary net income per share of common
      stock . . . . . . . . . . . . . . . . . . . . . $   0.25   $   0.86  $   0.48  $   1.51
                                                      --------   --------  --------  --------
                                                      --------   --------  --------  --------
     Weighted average fully diluted common
      shares and common equivalent shares
      outstanding . . . . . . . . . . . . . . . . . .   25,077     39,213    22,791    37,155
                                                      --------   --------  --------  --------
                                                      --------   --------  --------  --------
     Fully diluted net income per share of
      common stock. . . . . . . . . . . . . . . . . . $   0.25   $   0.78  $   0.48  $   1.35
                                                      --------   --------  --------  --------
                                                      --------   --------  --------  --------


                                  See accompanying notes.

             FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                          (Dollars in Thousands)

                                                                   Six Months
                                                                 Ended March 31,
                                                             ------------------------
                                                                1996          1997
                                                             ---------    -----------
OPERATING ACTIVITIES:
  Net income                                                 $  11,084    $    48,181
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Provision for possible credit losses                        12,504        109,891
    Depreciation and amortization                                  317            911
    Gain on sales of loans                                     (51,595)      (247,710)
    Convertible subordinated subdebt partial conversion              -          1,805
    Write off in excess servicing, net                             394              -
    Changes in operating assets and liabilities:
      I/O strip amortization                                     2,350         18,023
      Loans originated or acquired                            (524,477)    (1,757,254)
      Principal collected and proceeds from sale of loans      446,130      1,212,892
      Accrued interest receivable                                 (997)        (4,510)
      Investment in I/O strip                                    1,267          5,490
      Receivable from trusts                                    (4,320)       (47,933)
      Investment in servicing asset                                  -        (10,643)
      Subordinated certificates held for sale                   (6,840)          (744)
      Other assets                                              (4,307)       (17,717)
      Accounts payable and accrued expenses                      8,446          1,917
      Deferred tax liability                                     4,429         27,635
                                                             ---------    -----------
  NET CASH USED IN OPERATING ACTIVITIES                       (105,615)      (659,766)
                                                             ---------    -----------
  INVESTING ACTIVITIES:
    Cash from acquisition                                          252            680
    Purchases of equipment and leasehold improvements, net        (534)        (2,137)
                                                             ---------    -----------
  NET CASH USED IN INVESTING ACTIVITIES                           (282)        (1,457)
                                                             ---------    -----------
  FINANCING ACTIVITIES:
    Borrowings on warehouse financing facilities, net           52,270        530,469
    Borrowings on term line of credit                            9,288         59,555
    Borrowings on notes payable, net                               165           (916)
    Borrowings - Investor payable                                  100              -
    Repayments of subordinated notes payable
     to affiliates                                              (1,033)             -
    Redemption of preferred stock                               (2,400)             -
    Common stock issued and other                               51,196        122,897
    Preferred stock dividends                                     (265)             -
                                                             ---------    -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                    109,321        712,005
                                                             ---------    -----------
  INCREASE IN CASH                                               3,424         50,782
  Cash and cash equivalents at beginning of period               2,967         23,167
                                                             ---------    -----------
  Cash and cash equivalents at end of period                 $   6,391    $    73,949
                                                             ---------    -----------
                                                             ---------    -----------
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                          $   4,226    $    30,738
                                                             ---------    -----------
                                                             ---------    -----------
    Non-cash Investing and Financing Activities:
     Acquisition of assets, net                              $     697    $         -
                                                             ---------    -----------
                                                             ---------    -----------

                           See accompanying notes.

                FIRSTPLUS FINANCIAL GROUP, INC.  AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1997

1.   BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1996 included in FIRSTPLUS FINANCIAL Group, Inc.'s 1996 Annual Report filed with the SEC on Form 10-K.

     On October 1, 1996, FIRSTPLUS Consumer Finance, Inc., a wholly owned subsidiary of the Company, acquired National Loans, Inc. ("National") through an exchange of stock, in a transaction accounted for as a pooling of interest. However, because of the relative size of the acquisition, the Company did not restate its historical balance sheets or statements of income to account for the acquisition. As such, beginning retained earnings was restated for the effect of all years prior to the year of acquisition. The Company issued 501,996 shares of its Common Stock to the former shareholders of National. National is an originator of small, consumer loans and had a net loan portfolio of $15.3 million at the date of acquisition.

     On October 22, 1996, the Company's Board of Directors approved a two-for-one stock split of its Voting and Non-voting Common Stock. The split, effectuated as a stock dividend of one newly issued share of Common Stock for each share of Common Stock outstanding, was effective for shareholders of record at the close of business on November 15, 1996, and payable on November 29, 1996. Par value will remain at $0.01 per share. Financial information contained in these financial statements has been adjusted to reflect the impact of the common stock split.

     On February 28, 1997, the Company acquired Capital Direct Funding Group, Inc. ("Capital Direct") through an exchange of stock, in a transaction accounted for as a pooling of interests. However, because of the relative size of the acquisition, the Company did not restate its historical balance sheets or statements of income to account for the acquisition. As such, retained earnings as of January 1, 1997 was restated for the effects of all periods prior to the period of acquisition, the three month period ended March 31, 1997. The Company issued 1,104,479 shares of its Common Stock to the former shareholders of Capital Direct. Capital Direct originates consumer loans through direct mail solicitations and had a net loan portfolio of $4.2 million at the date of acquisition.

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125 ("FASB 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FASB 125 addresses the accounting for all types of securitization transactions, securities lending and repurchase agreements, collateralized borrowing arrangements and other transactions involving the transfer of financial assets. FASB 125 is generally effective for transactions that occur after December 31, 1996, and it is to be applied prospectively. FASB 125 requires the Company to allocate the total cost of mortgage loans sold to the mortgage loans sold (servicing released), retained certificates and servicing rights based on their relative fair values. The Company will be required to assess the retained certificates and servicing rights for impairment based upon the fair value of those rights. The Company adopted FASB 125 during the quarter ended March 31, 1997. As a result of the adoption of FASB 125, the Company's earnings were decreased by $556,000 after tax over the earnings that would have been recorded utilizing the Company's previous accounting method. Additionally, under FASB 115, the Company deferred $7.2 million of its gain on sale of loans, which was recorded as a separate component of equity, net of tax. FASB 125 also required certain reclassifications on the Company's balance sheet and income statement. On the balance sheet, the Excess Servicing Receivable has been reclassified as an "available for sale" investment security and renamed as Interest Only Strip ("I/O Strip"), with the allowance for losses on loans sold reclassified from liabilities to a contra asset to the I/O Strip. In the income statement, the provision for losses on loans sold is now shown as a reduction of the gain on sale of loans.

     All tabular information is presented in thousands.

2.   LOANS HELD FOR SALE
     Loans held for sale consist of the following:

                                           September 30,  March 31,
                                               1996         1997
                                             --------     --------
                                                         (Unaudited)
Conventional Loans.......................    $386,934     $894,630
Title I Loans............................      34,712       67,819
First lien mortgages.....................       1,714          983
Construction Loans.......................       1,827           95
Consumer finance Loans...................          -        27,086
                                             --------     --------
   Subtotal..............................     425,187      990,613
Allowance for possible credit losses.....      (6,495)     (16,451)
Deferred finance charges.................          -        (5,637)
Net purchase premiums ...................      12,120       19,250
                                             --------     --------
   Total.................................    $430,812     $987,775
                                             --------     --------
                                             --------     --------

3. ALLOWANCE FOR POSSIBLE CREDIT LOSSES
   The activity in the allowance for possible credit losses is summarized as follows:

                                                         Six Months
                                            Year Ended      Ended
                                           September 30,  March 31,
                                               1996         1997
                                             --------     --------
                                                         (Unaudited)
Balance, beginning of period.............     $ 4,794     $ 60,752
Provision for possible credit losses.....      59,644      109,891
Charge offs, net.........................      (3,901)      (6,494)
Other....................................         215          380
                                             --------     --------
Balance, end of period...................    $ 60,752     $164,529
                                             --------     --------
                                             --------     --------
Components of Allowance:
  Allowance for possible credit losses...    $  6,495     $ 16,451
  Allowance for possible credit losses
   on loans sold.........................      54,257      148,078
                                             --------     --------
     Total...............................     $60,752     $164,529
                                             --------     --------
                                             --------     --------

4. INVESTMENT IN I/O STRIP
   The activity in the investment in I/O Strip is summarized as follows:

                                                          Six Months
                                            Year Ended      Ended
                                           September 30,  March 31,
                                               1996         1997
                                             --------     --------
                                                         (Unaudited)
Balance, beginning of period.............    $ 29,744     $187,230
Gain on sale of loans....................     170,679      247,710
Amortization.............................     (12,982)     (18,023)
Other....................................        (211)       1,744
                                             --------     --------
Balance, end of period...................    $187,230     $418,661
                                             --------     --------
                                             --------     --------

          FIRSTPLUS FINANCIAL GROUP, INC.  AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (UNAUDITED)

5.  OTHER ASSETS
    Other assets consist of the following:

                                               As of        As of
                                           September 30,  March 31,
                                               1996         1997
                                             --------     --------
Goodwill, net............................     $   424      $  399
Furniture, equipment and leasehold
 improvements, net.......................       5,497       7,142
Debt offering costs......................       3,112       2,165
Prepaids and other.......................      11,509      21,943
                                              -------     -------
    Total................................     $20,542     $31,649
                                              -------     -------
                                              -------     -------

6. GAINS ON SALES OF LOANS
     The gains on sales of loans and the related costs consist of the following:

                                           Three Months Ended    Six Months Ended
                                                March 31,            March 31,
                                           ------------------   ------------------
                                             1996      1997       1996      1997
                                           -------   --------   -------   --------
                                              (Unaudited)          (Unaudited)
Gain on sale of loans....................  $29,207   $141,152   $50,088   $247,710
Servicing Assets.........................        -     10,643         -     10,643
Gain on whole loan and bulk sales........    3,150      6,421     5,465     10,516
                                           -------   --------   -------   --------
Total....................................   32,357    158,216    55,553    268,869
I\O strip interest income................    1,187      2,700     1,296      5,417
Deferred income..........................        -    (11,540)        -    (11,540)
Premiums, net............................   (3,596)   (17,022)   (5,777)   (32,153)
Transaction costs........................   (1,728)    (3,386)   (2,579)    (6,426)
                                           -------   --------   -------   --------
Gains on sales of loans (before
 provision for possible credit losses)...  $28,220   $128,968   $48,493   $224,167
Provision for possible credit losses.....   (6,169)   (52,917)   (9,527)   (91,627)
                                           -------   --------   -------   --------
                                           $22,051   $ 76,051   $38,966   $132,540
                                           -------   --------   -------   --------
                                           -------   --------   -------   --------


7.  SUBSEQUENT EVENT

In February 1997, FIRSTPLUS announced that it executed a definitive agreement to acquire Western Interstate Bancorp ("Western"), the parent company of Citizens Thrift and Loan Association ("Citizens"), in an exchange of stock. Under the terms of the agreement, the Company will issue voting common stock in exchange for all of the outstanding shares of Western. The transaction will be accounted for as a pooling-of-interests.

The Company is expanding its distribution channel geographically to include the United Kingdom ("U.K."). It is in the process of opening a denovo operation - FIRSTPLUS FINANCIAL GROUP, Ltd. in Cardiff, U.K., which will provide FIRSTPLUS products to consumers in the U.K.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
    MARCH 31, 1997

      Loans held for sale increased from $430.8 million as of September 30, 1996 to $987.8 million as of March 31, 1997, an increase of $557.0 million or 129.3%. This increase was primarily due to an expanded correspondent network, increased direct to consumer originations and access to funding in the form of repurchase facilities and warehouse facilities, which allowed for substantial growth in loan originations.

      The Company's investment in I/O strip increased from $187.2 million at September 30, 1996 to $418.7 million at March 31, 1997, an increase of $231.4 million or 123.6%. This increase was due to the $935.1 million of loans securitized and sold from October 1, 1996 through March 31, 1997.

      The Company's warehouse and repurchase facilities are its primary source of funding for loan originations. As of September 30, 1996, the Company had outstanding balances of $354.5 million owed to warehouse and repo lenders at an approximate 6.6% average rate of interest. As of March 31, 1997, the Company had outstanding balances of $894.4 million owed to warehouse and repo lenders at an approximate 6.5% average rate of interest. This represents a $539.9 million warehouse and repo line balance increase from September 30, 1996 to the March 31, 1997 balance owing, or 152.3%.

      Accounts payable and other accrued liabilities increased from $19.7 million as of September 30, 1996 to $22.4 million as of March 31, 1997. This represents a $2.7 million increase over the period, or 13.7%. This increase was primarily a result of Federal income taxes payable.

      Total shareholders' equity at March 31, 1997 was $307.6 million, as compared with $94.6 million at September 30, 1996, an increase of $213.1 million or 225.3%. During the six months ended March 31, 1997, the Company earned net income of $48.2 million, closed a secondary public offering with the sale of 4,200,000 shares of common stock in an underwritten public offering which yielded $121.7 million in equity proceeds to the Company, issued 2,122,998 of common shares for the conversion of certain of the Company's outstanding subordinated notes and exercise of options and warrants resulting in a $33.2 million addition to equity and issued 1,606,475 of common shares in conjunction with two acquisitions which contributed $2.8 million in equity as two poolings-of-interests transactions. In addition, the Company adopted FASB 125, resulting in a mark to market adjustment of unrealized gain on interest only strips and a corresponding addition to equity of $7.2 million.

RESULTS OF OPERATIONS

      The Company's total revenues increased to $123.6 million during its second fiscal 1997 quarter from $27.6 million for the comparable fiscal 1996 quarter, an increase of $96.0 million or 347.5%. For the six months ended March 31, 1997, total revenues increased to $207.9 million from $47.7 million for the comparable fiscal 1996 period, an increase of $160.1 million or 335.4%.

      The increase in the volume of loans originated and purchased by the Company and the increase in the size and scope of the Company's securitization program throughout fiscal 1996 and continuing into fiscal 1997 was primarily responsible for this increase in revenues. The Company's securitization transactions resulted in increased Gain on Sale of Loans. Gain on Sale of Loans increased because the Company was able to increase the volume and efficiency of loans sold in the quarter and six months ended March 31, 1997, without reduction due to sharing arrangements present in the quarter and six months ended March 31, 1996. Interest, servicing and origination income also increased substantially during the March 31, 1997 quarter and six months ended March 31, 1997 when compared to the March 31, 1996 quarter and six months ended March 31, 1996, respectively, primarily as a result of the increased quantity of loans originated, held for sale and serviced by the Company.

      The Company's provision for possible credit losses on loans sold increased by $46.7 million, from $6.2 million for the quarter ended March 31, 1996 to $52.9 million for the quarter ended March 31, 1997, and by $82.1 million from $9.5 million for the six months ended March 31, 1996 to $91.6 million for
the six months ended March 31, 1997.   These increases in the provision for
possible credit losses on loans sold were proportional to the Company's increase in securitization activity, as adjusted for the increasing percentage of Conventional loans securitized by the Company throughout fiscal 1996 and continuing into fiscal 1997, and the removal of the warehouse lender's sharing arrangement payment (which required the Warehouse Lender rather than the Company to reserve for certain loans).

      Total expenses including provision for income taxes increased from $21.2 million for the three months ended March 31, 1996 to $93.8 million for the three months ended March 31, 1997, an increase of $72.5 million or 341.7%. As a percentage of total revenues, total expenses including taxes decreased from 76.8% in the March 1996 quarter to 75.8% in the March 1997 quarter. For the six months ended March 31, 1997, total expenses increased to $159.7 million from $36.7 million for the comparable fiscal 1996 period, an increase of $123.0 million or 335.7%. As a percentage of total revenues, total expenses remained 76.8% for the six months ended March 31, 1996 and March 31, 1997.

      As a result of the above, net income increased from $6.4 million for the March 1996 quarter to net income of $29.9 million for the March 1997 quarter. This represents an increase of $23.5 million, or a 366.8% increase. For the six months ended March 31, 1997, net income increased to $48.2 million from $11.1 million for the comparable fiscal 1996 period, an increase
of $37.1 million or 334.7%.   Such increases were primarily the result of
growth in loan production and sale of loans through securitizations for the respective comparative periods, as well as the increase in net interest income earned on loans retained on the balance sheet.

      The Company completed the funding of the 1996-3 securitization by delivering $44.4 million in loans in October 1996. The Company also delivered $350.4 million out of $400.0 million in loans to the 1996-4 securitization in November 1996. The remaining $49.6 million in loans of the 1996-4 securitization were delivered in January 1997. The Company closed the 1997-1 securitization of $600.0 million in loans in February 1997 and delivered $490.5 million of these loans during the three months ended March 31, 1997.

      The weighted Average Fair, Isaac and Company score (a default prediction model utilized by the Company) for the Conventional loans securitized in the Company's 1997-1 securitization was approximately 676 points. The weighted Average Fair, Isaac and Company score for the Conventional Loans securitized in the Company's 1996-1 securitization (closed during the quarter ended March 31, 1996) was approximately 656 points.

      The Company's servicing (including subserviced loans) loan portfolio had 30 day and over delinquencies of 2.3% as of March 31, 1997, and 4.2% as of March 31, 1996. This decrease was primarily due to increased loan origination volumes. On a static pool basis, the Company's seasoned securitizations (those transactions funded more than six months ago), had a weighted average 30 day and over delinquency rate of 3.4% as of March 31, 1997.

       Gross defaults (before recoveries and Title I insurance claims paid) as a percentage of the serviced loan portfolio increased slightly from the March 1996 quarter to the March 1997 quarter. Gross defaults for the three months ended March 31, 1996 equaled $0.7 million or 0.2% of the March 1996 loan servicing portfolio. Gross defaults for the three months ended March 31, 1997 equaled $7.2 million or 0.3% of the March 1997 loan servicing portfolio. Gross defaults for the six months ended March 31, 1996 equaled $2.8 million or 0.6% of the March 1996 loan servicing portfolio. Gross defaults for the six months ended March 31, 1997 equaled $12.8 million or 0.5% of the March 1997 loan servicing portfolio. As of March 31, 1997, actual cumulative defaults in the securitizations were less than projected cumulative defaults.

      On a seasoned pool basis, the weighted average prepayment rates for the Company's seasoned securitizations (those transactions funded more than six months ago) which were closed in fiscal year 1996 were within the range of 5.7% and 14.1% for the quarter ended March 31, 1997. Prepayment rates for newer securitizations and for non-securitized loans on the Company's balance sheet are not yet sufficient to provide meaningful data regarding future loan performance.

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

      In October 1996, the Company increased a warehouse line facility with Bank One, Texas, N.A. ("Bank One Facility") from $60 million to $110 million and a repurchase facility with Bear Stearns Home Equity Trust 1996-1 ("Bear Stearns Facility") from $300 million to $500 million. At March 31, 1997, the Company had borrowed $105.5 million under the Bank One Facility and $280.3 million under the Bear Stearns Facility.

      In November 1996, the Company entered into the $75 million term line with Bear Stearns and Co., Inc. ("Bear Stearns Term Line"). The Bear Stearns Term Line may be utilized by the Company with respect to excess servicing receivable generated by securitization in which Bear Stearns is the lead manager. At March 31, 1997, the Company had borrowed $23.0 million under this facility.

      In December 1996, the Company entered into the $100 million term line with PaineWebber Real Estate Securities Inc. (the "PaineWebber Term Line") and the $400 million repurchase facility with PaineWebber Real Estate Securities Inc. ("PaineWebber Repurchase Facility"). The PaineWebber Term Line bears interest at LIBOR plus 2.1% and the PaineWebber Repurchase Facility bears interest at LIBOR plus 1.00%. At March 31, 1997, the Company had borrowed $20.0 million under the Term Line and $415.5 million under the repurchase facility.

      At March 31, 1997, the Company had borrowed $71.5 million and $58.2 million from a nationally recognized finance company under a warehouse line facility and term line facility, respectively.

      As a result of the Company's increasing volume of loan originations and purchases, and its expanding securitization activities, the Company has operated, and expects to continue to operate, on a negative operating cash flow basis, which is expected to increase as the volume of the Company's loan purchases and originations increase and its securitization program grows. The Company's operations used $342.7 million during the quarter ended March 31,
1997.   The increase in the use of cash in operations is primarily related to the cost of an enlarged infrastructure, employee base and the costs that accompany the Company's securitization strategy (which increases the Gain on Sale of Loans but reduces the amount of cash received on the sale of loans as
compared to whole-loan sales).   Cash from financing and investing activities
provided cash in the amount of $409.1 million for the quarter ended March 31,
1997.   Financing and investing activities increased primarily due to additional borrowings related to the repurchase facilities, the term lines and other borrowings, which have been used to fund loan originations, working capital and securitization costs.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes simplified standards for computing and presenting earnings per share ("EPS"). Under SFAS 128 the presentation of primary EPS will be replaced with a presentation of basic EPS. Basic EPS is computed excluding dilution caused by common stock equivalents such as stock options and, therefore, will tend to be slightly higher than primary EPS. The presentation of fully diluted EPS is replaced with a presentation of diluted EPS. Diluted EPS is computed in a similar fashion to how fully diluted EPS is computed. The Company will adopt this pronouncement to report results of operations for the first quarter of 1998 and for the year ended September 30, 1998. Previously reported EPS will be restated at that time to conform to SFAS 128. This adoption is not expected to have a material impact on EPS as currently presented by the Company.

FORWARD LOOKING STATEMENTS

      Certain information contained in this Form 10-Q constitutes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" contained in the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 1996, constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements.

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

         Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (A)  Exhibits:

            11       Statement re: Computation of Per Share Earnings

            27       Financial Data Schedule

       (B)  Reports on Form 8-K

On December 19, 1996, the Company filed a Current Report on Form 8-K under
Item 5 thereof, with respect to certain risk factors in connection with its securities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTPLUS FINANCIAL GROUP, INC.
(Registrant)



by:  /s/  Eric C. Green
   ----------------------------------------------------------
    Eric C. Green
    Chief Financial Officer
    (Principal Financial Officer and Duly Authorized Officer)


date: May 15, 1997

                             INDEX TO EXHIBITS


(A) Exhibits

    11    Statement re: Computation of Per Share Earnings

    27    Financial Data Schedule