Form 10-Q
period 1997-06-30
FIRSTPLUS FINANCIAL GROUP INC
filed 1997-08-14
CIK 1000368

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549
                                      FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For the quarterly period ended June 30, 1997
                                                    -------------

                                          OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission file number                 0-27550
                      -----------------------------------------------------

                         FIRSTPLUS Financial Group, Inc.
---------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


            Nevada                                           75-2561052
-------------------------------                        --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


                 1600 Viceroy, 8th Floor, Dallas, Texas 75235
---------------------------------------------------------------------------
                       (Address of principal executive offices)
                                   (Zip Code)

                                  (214) 599-6400
---------------------------------------------------------------------------


---------------------------------------------------------------------------
       Former name, former address and former fiscal year, if changed since last report)


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

There were 34,461,473 shares of voting common stock and 690,905 shares of non-voting common stock, $.01 par value outstanding as of June 30, 1997.

                           FIRSTPLUS FINANCIAL GROUP, INC.

                                  INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements                                 Page
                                                                   ----
         Consolidated Balance Sheets - September 30, 1996
         and June 30, 1997 (Unaudited)                                3

         Consolidated Statements of Income (Unaudited)-
         Three Months and Nine Months Ended June 30, 1996 and
         June 30, 1997                                                4

         Consolidated Statements of Cash Flows (Unaudited)-
         Nine Months Ended June 30, 1996 and June 30, 1997            5

         Notes to Consolidated Financial
         Statements (Unaudited)                                       6

    Item 2.   Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                               9

Part II. OTHER INFORMATION

    Item 4.   Submission of Matters to a Vote of
              Security Holders                                       13

    Item 6.   Exhibits and Reports on Form 8-K                       13

SIGNATURE                                                            14

PART I - FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

                  FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share data)

                                      ASSETS

                                                              September 30,     June 30,
                                                                  1996            1997
                                                              -------------    -----------
                                                                               (Unaudited)
Cash and cash equivalents . . . . . . . . . . . . . . . . .      $ 23,167     $   40,802
Loans held for sale, net. . . . . . . . . . . . . . . . . .       430,812      1,093,004
Investment in securitized loans available for sale. . . . .             -        194,465
Subordinated certificates held for sale . . . . . . . . . .        16,528         17,440

Interest only strips. . . . . . . . . . . . . . . . . . . .       187,230        565,861
Allowance for possible credit losses on loans sold. . . . .       (54,257)      (207,701)
                                                                 --------     ----------
                                                                  132,973        358,160
Servicing assets. . . . . . . . . . . . . . . . . . . . . .             -         22,384
Receivable from trusts. . . . . . . . . . . . . . . . . . .        32,105        108,272
Other assets. . . . . . . . . . . . . . . . . . . . . . . .        20,542         50,824
                                                                 --------     ----------
   Total assets . . . . . . . . . . . . . . . . . . . . . .      $656,127     $1,885,351
                                                                 --------     ----------
                                                                 --------     ----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable and accrued liabilities . . . . . . . .      $ 19,669     $   35,907
   Warehouse financing facilities with affiliates . . . . .       354,481        986,784
   Certificates of deposit. . . . . . . . . . . . . . . . .             -         19,237
   Bonds. . . . . . . . . . . . . . . . . . . . . . . . . .             -        177,375
   Term line of credit. . . . . . . . . . . . . . . . . . .        57,465        150,730
   Notes payable. . . . . . . . . . . . . . . . . . . . . .         1,967         11,076
   Subordinated notes payable to affiliates . . . . . . . .         7,002          7,002
   Convertible subordinated notes . . . . . . . . . . . . .       100,000         69,920
   Deferred tax liabilities, net. . . . . . . . . . . . . .        20,974         72,041
                                                                 --------     ----------
   Total liabilities. . . . . . . . . . . . . . . . . . . .       561,558      1,530,072
                                                                 --------     ----------
Commitments
Stockholders' Equity:
   Common stock, $0.01 par value:
       Authorized shares - 100,000,000
       Issued and outstanding shares -22,499,140 as of
       September 30, 1996 and 34,461,473 as of June 30,
       1997 . . . . . . . . . . . . . . . . . . . . . . . .           225            345
   Non-voting common stock, $0.01 par value:
       Authorized shares - 25,000,000
       Issued and outstanding shares - 4,440,676 as of
       September 30, 1996 and 690,905 as of June 30, 1997 .            44              7
   Additional capital . . . . . . . . . . . . . . . . . . .        54,696        216,508
   Unrealized gain on interest only strips, net . . . . . .             -         14,007
   Retained earnings. . . . . . . . . . . . . . . . . . . .        39,604        124,412
                                                                 --------     ----------
       Total stockholders' equity . . . . . . . . . . . . .        94,569        355,279
                                                                 --------     ----------
       Total liabilities and stockholders' equity . . . . .      $656,127     $1,885,351
                                                                 --------     ----------
                                                                 --------     ----------

                            See accompanying notes.

               FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                    (In thousands, except per share data)

                                                                    Three Months Ended             Nine Months Ended
                                                                          June 30,                      June 30,
                                                                  -----------------------       -----------------------
                                                                    1996           1997           1996           1997
                                                                  --------       --------       --------      ---------
Revenues:
   Gains on securitized loan sales, net of
       costs. . . . . . . . . . . . . . . . . . . . . . . .       $ 36,730       $142,092       $ 78,462      $ 350,603
   Provision for possible credit losses on
       securitized loan sales . . . . . . . . . . . . . . .        (10,711)       (62,531)       (20,238)      (154,160)
                                                                  --------       --------       --------      ---------
       Net gain on securitized loan sales . . . . . . . . .         26,019         79,561         58,224        196,443
   Net gain on other transactions . . . . . . . . . . . . .          4,592         12,590         11,353         28,248
                                                                  --------       --------       --------      ---------
       Total gain on sale of loans. . . . . . . . . . . . .         30,611         92,151         69,577        224,691
   Interest income. . . . . . . . . . . . . . . . . . . . .          6,704         48,824         10,761        102,304
   Servicing income . . . . . . . . . . . . . . . . . . . .          1,040          5,794          2,674         12,138
   Origination income . . . . . . . . . . . . . . . . . . .          1,884          8,941          4,512         22,090
   Other income . . . . . . . . . . . . . . . . . . . . . .            426            822            880          3,184
                                                                  --------       --------       --------      ---------
          Total revenues. . . . . . . . . . . . . . . . . .         40,665        156,532         88,404        364,407
Expenses:
   Salaries and employee benefits . . . . . . . . . . . . .          9,383         26,980         22,541         62,753
   Interest . . . . . . . . . . . . . . . . . . . . . . . .          3,751         25,098          8,610         57,469
   Other operating. . . . . . . . . . . . . . . . . . . . .          8,458         29,957         17,319         73,714
   Provision for possible credit losses on loans
       held for sale and interest only strips . . . . . . .          3,347         12,926          6,324         31,189
                                                                  --------       --------       --------      ---------
          Total expenses. . . . . . . . . . . . . . . . . .         24,939         94,961         54,794        225,125
                                                                  --------       --------       --------      ---------
Income before income taxes. . . . . . . . . . . . . . . . .         15,726         61,571         33,610        139,282

Provision for income taxes. . . . . . . . . . . . . . . . .         (5,976)       (23,397)       (12,776)       (52,927)
                                                                  --------       --------       --------      ---------
          Net income. . . . . . . . . . . . . . . . . . . .       $  9,750       $ 38,174       $ 20,834      $  86,355
                                                                  --------       --------       --------      ---------
                                                                  --------       --------       --------      ---------
Weighted average common shares and common
      equivalent shares outstanding . . . . . . . . . . . .         27,680         36,236         24,412         33,334
                                                                  --------       --------       --------      ---------
                                                                  --------       --------       --------      ---------
Primary net income per share of common stock. . . . . . . .       $   0.35       $   1.05       $   0.85      $    2.59
                                                                  --------       --------       --------      ---------
                                                                  --------       --------       --------      ---------
Weighted average fully diluted common shares and
      common equivalent shares outstanding. . . . . . . . .         27,680         40,525         24,412         38,384
                                                                  --------       --------       --------      ---------
                                                                  --------       --------       --------      ---------
Fully diluted net income per share of common stock. . . . .       $   0.35       $   0.96       $   0.85      $    2.32
                                                                  --------       --------       --------      ---------
                                                                  --------       --------       --------      ---------









                            See accompanying notes.

              FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                            (Dollars in thousands)

                                                                                   Nine Months Ended
                                                                                        June 30,
                                                                                   ------------------
                                                                                   1996          1997
                                                                                   ----          ----
OPERATING ACTIVITIES:
 Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  20,834     $   86,355
 Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
   Provision for possible credit losses. . . . . . . . . . . . . . . . . . .       26,562        185,349
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .          522          1,565
   Gain on sales of loans. . . . . . . . . . . . . . . . . . . . . . . . . .      (94,037)      (408,476)
   Convertible subordinated subdebt partial conversion . . . . . . . . . . .         -             1,805
   Changes in operating assets and liabilities:
    Interest only strip amortization . . . . . . . . . . . . . . . . . . . .        7,280         36,969
    Loans originated or acquired . . . . . . . . . . . . . . . . . . . . . .     (909,102)    (2,827,463)
    Principal collected and proceeds from sale of loans. . . . . . . . . . .      785,069      1,997,637
    Accrued interest receivable. . . . . . . . . . . . . . . . . . . . . . .       (1,298)        (7,952)
    Investment in interest only strip. . . . . . . . . . . . . . . . . . . .         (180)         6,942
    Receivable from trusts . . . . . . . . . . . . . . . . . . . . . . . . .       (9,749)       (86,990)
    Investment in servicing asset, net . . . . . . . . . . . . . . . . . . .         -           (22,384)
    Subordinated certificates held for sale. . . . . . . . . . . . . . . . .      (15,215)          (913)
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,582)       (20,131)
    Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . .        6,449         12,261
    Deferred tax liability . . . . . . . . . . . . . . . . . . . . . . . . .        9,340         51,032
                                                                                ----------    -----------
NET CASH USED IN OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . .     (177,107)      (994,394)
                                                                                ----------    -----------

INVESTING ACTIVITIES:
   Cash from acquisition . . . . . . . . . . . . . . . . . . . . . . . . . .          252          2,629
   Purchases of equipment and leasehold improvements, net. . . . . . . . . .         (785)       (14,779)
                                                                                ----------    -----------
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . . . . . . . . .         (533)       (12,150)
                                                                                ----------    -----------

FINANCING ACTIVITIES:
   Borrowings on warehouse financing facilities, net . . . . . . . . . . . .      102,440        622,884
   Borrowings on bonds payable, net. . . . . . . . . . . . . . . . . . . . .         -           177,375
   Borrowings on term line of credit, net. . . . . . . . . . . . . . . . . .       27,820         93,271
   Borrowings on notes payable, net. . . . . . . . . . . . . . . . . . . . .         (796)         8,114
   Borrowings on investment certificate. . . . . . . . . . . . . . . . . . .         -              (782)
   Repayments of subordinated notes payable to affiliates. . . . . . . . . .       (1,000)          -
   Redemption of preferred stock issued. . . . . . . . . . . . . . . . . . .       (2,400)          -
   Common stock issued . . . . . . . . . . . . . . . . . . . . . . . . . . .       51,211        123,317
   Preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . . .         (265)          -
                                                                                ----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . . . . . . .      177,010      1,024,179
                                                                                ----------    -----------

INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . . . . . . .         (630)        17,635
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . .        2,967         23,167
                                                                                ----------    -----------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . .    $   2,337     $   40,802
                                                                                ----------    -----------
                                                                                ----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid during the period . . . . . . . . . . . . . . . . . . . . .    $   8,610     $   53,546
                                                                                ----------    -----------
                                                                                ----------    -----------

                            See accompanying notes.

              FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

                                JUNE 30, 1997



1.  BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and the nine month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1996 included in FIRSTPLUS Financial Group, Inc.'s 1996 Annual Report filed with the SEC on Form 10-K.

    On May 21, 1997, FIRSTPLUS Consumer Finance, Inc., a wholly owned subsidiary of the Company, acquired The Modern Finance Company ("Modern"), through an exchange of stock, in a transaction accounted for as a pooling of interest. However, because of the relative size of the acquisition, the Company did not restate its historical balance sheets or statements of income to account for the acquisition. As such, beginning retained earnings was restated for the effect of all years prior to the year of acquisition. The Company issued 380,038 shares of its Common Stock to the former shareholders of Modern. Modern is an originator of small, consumer loans and had a net loan portfolio of $24.5 million, at the date of acquisition.

    All tabular information is presented in thousands.

2.  LOANS HELD FOR SALE
    Loans held for sale consist of the following:

                                                               As of             As of
                                                        September 30, 1996   June 30, 1997
                                                        ------------------   -------------
                                                                               (Unaudited)
Conventional loans . . . . . . . . . . . . . . . . . . .     $  386,934       $   981,137
Title I loans. . . . . . . . . . . . . . . . . . . . . .         34,712            65,913
First lien mortgages . . . . . . . . . . . . . . . . . .          1,714               480
Construction loans . . . . . . . . . . . . . . . . . . .          1,827                95
Consumer finance loans . . . . . . . . . . . . . . . . .             -             53,374
                                                             ----------       -----------
   Subtotal. . . . . . . . . . . . . . . . . . . . . . .        425,187         1,100,999
Allowance for possible credit losses . . . . . . . . . .         (6,495)          (20,351)
Deferred finance charges . . . . . . . . . . . . . . . .             -             (9,145)
Net purchase premiums. . . . . . . . . . . . . . . . . .         12,120            21,501
                                                             ----------       -----------
   Total . . . . . . . . . . . . . . . . . . . . . . . .     $  430,812       $ 1,093,004
                                                             ----------       -----------
                                                             ----------       -----------

3.  ALLOWANCE FOR POSSIBLE CREDIT LOSSES
The activity in the combined allowance for possible credit losses for loans held for sale and interest only strips (I/O strips) is summarized as follows:

                                                             Year Ended     Nine Months Ended
                                                        September 30, 1996    June 30, 1997
                                                        ------------------    -------------
                                                                               (Unaudited)
Balance, beginning of period . . . . . . . . . . . . . .     $    4,794        $    60,752
Provision for possible credit losses . . . . . . . . . .         59,644            185,349
Charge offs, net . . . . . . . . . . . . . . . . . . . .         (3,901)           (18,890)
Other. . . . . . . . . . . . . . . . . . . . . . . . . .            215                841
                                                             ----------        -----------
Balance, end of period . . . . . . . . . . . . . . . . .     $   60,752        $   228,052
                                                             ----------        -----------
                                                             ----------        -----------
Components of Allowance:
  Allowance for possible credit losses . . . . . . . . .     $    6,495        $    20,351
  Allowance for possible credit losses on loans sold . .         54,257            207,701
                                                             ----------        -----------
  Total. . . . . . . . . . . . . . . . . . . . . . . . .     $   60,752        $   228,052
                                                             ----------        -----------
                                                             ----------        -----------

4.  NET INVESTMENT IN I/O STRIPS
    The activity in the Investment in I/O Strips is summarized as follows:

                                                             Year Ended     Nine Months Ended
                                                        September 30, 1996    June 30, 1997
                                                        ------------------    -------------
                                                                               (Unaudited)
Balance, beginning of period . . . . . . . . . . . . .       $   29,744        $   187,230
Gain on sale of loans. . . . . . . . . . . . . . . . .          170,679            408,476
Amortization . . . . . . . . . . . . . . . . . . . . .          (12,982)           (36,969)
Other. . . . . . . . . . . . . . . . . . . . . . . . .             (211)             7,124
                                                             ----------        -----------
Balance, end of period . . . . . . . . . . . . . . . .          187,230            565,861
Allowance for possible credit losses . . . . . . . . .         (54, 257)          (207,701)
                                                             ----------        -----------
Balance, net . . . . . . . . . . . . . . . . . . . . .       $  132,973        $   358,160
                                                             ----------        -----------
                                                             ----------        -----------

              FIRSTPLUS FINANCIAL GROUP, INC.  AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
5. OTHER ASSETS
   Other assets consist of the following:

                                                                  As of              As of
                                                            September 30, 1996   June 30, 1997
                                                            ------------------   -------------
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . .       $   424            $   402
Furniture, equipment and leasehold improvements, net . . .         5,497             20,440
Debt offering costs. . . . . . . . . . . . . . . . . . . .         3,112              1,970
Prepaids and other . . . . . . . . . . . . . . . . . . . .        11,509             28,012
                                                                 -------            -------
   Total . . . . . . . . . . . . . . . . . . . . . . . . .       $20,542            $50,824
                                                                 -------            -------
                                                                 -------            -------

6. GAINS ON SALES OF LOANS
   The gains on sales of loans and the related costs consist of the following:

                                                                  Three Months Ended         Nine Months Ended
                                                                       June 30,                   June 30,
                                                                 --------------------      ---------------------
                                                                    1996       1997         1996           1997
                                                                 ---------   --------      ------         ------
                                                                     (Unaudited)                (Unaudited)
Gain on sale of loans. . . . . . . . . . . . . . . . . . .       $ 43,949    $160,765      $ 94,037    $ 408,476
Gain on hedges . . . . . . . . . . . . . . . . . . . . . .             58       3,590            58        3,668
Servicing assets . . . . . . . . . . . . . . . . . . . . .            -        11,191          -          21,834
Deferred income. . . . . . . . . . . . . . . . . . . . . .            -       (11,458)         -         (22,997)
Premiums, net. . . . . . . . . . . . . . . . . . . . . . .         (4,830)    (19,421)      (10,607)     (51,574)
Transaction costs. . . . . . . . . . . . . . . . . . . . .         (2,447)     (2,575)       (5,026)      (8,804)
                                                                 ---------   ---------     ---------   ----------
Net gain (before provision for possible credit losses) . .         36,730     142,092        78,462      350,603
Provision for possible credit losses . . . . . . . . . . .        (10,711)    (62,531)      (20,238)    (154,160)
                                                                 ---------   ---------     ---------   ----------
Net gain on securitized loan sales . . . . . . . . . . . .         26,019      79,561        58,224      196,443
                                                                 ---------   ---------     ---------   ----------

I/O strip interest income. . . . . . . . . . . . . . . . .          1,577       8,525         2,874       13,942
Recognition of deferred gain . . . . . . . . . . . . . . .           -            406          -             406
Due diligence and trustee & administrative costs . . . . .            (41)       -              (41)        (192)
Gain on sale of loans not securitized. . . . . . . . . . .          3,056       3,746         8,520       14,179
Provision for possible credit losses on other
 loan sales. . . . . . . . . . . . . . . . . . . . . . . .           -            (87)         -             (87)
                                                                 ---------   ---------     ---------   ----------
Net gain on other transactions . . . . . . . . . . . . . .          4,592      12,590        11,353       28,248
                                                                 ---------   ---------     ---------   ----------
   Total . . . . . . . . . . . . . . . . . . . . . . . . .       $ 30,611    $ 92,151      $ 69,577    $ 224,691
                                                                 ---------   ---------     ---------   ----------
                                                                 ---------   ---------     ---------   ----------

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
  JUNE 30, 1997

    Loans held for sale (including investment in securitized loans) increased from $430.8 million as of September 30, 1996 to $1.3 billion as of June 30, 1997, an increase of $856.7 million or 198.8%. This increase was primarily due to an expanded correspondent network, increased direct to consumer originations and access to funding in the form of repurchase facilities and warehouse facilities, which allowed for substantial growth in loan originations.

    The Company's net investment in I/O strip increased from $133.0 million at September 30, 1996 to 358.2 million at June 30, 1997, an increase of $225.2 million or 169.3%. This increase was due to the $1.6 billion of loans securitized and sold from October 1, 1996 through June 30, 1997.

    The Company's warehouse and repurchase facilities are its primary source of funding for loan originations. As of September 30, 1996, the Company had outstanding balances of $354.5 million owed to warehouse and repo lenders at an approximate 6.6% average rate of interest. As of June 30, 1997, the Company had outstanding balances of $1.0 billion owed to warehouse and repo lenders at an approximate 6.7% average rate of interest. This represents a $651.5 million warehouse and repo line balance increase from September 30, 1996 to the June 30, 1997 balance owing, or a 183.8% increase.

    Accounts payable and other accrued liabilities increased from $19.7 million as of September 30, 1996 to $59.3 million as of June 30, 1997. This represents a $39.6 million increase over the period, or 201.5%. This increase was primarily a result of accrued advertising expense and an increase due to the pooling of Modern.

    Total shareholders' equity at June 30, 1997 was $355.3 million, as compared with $94.6 million at September 30, 1996, an increase of $260.7 million or 275.7%. During the nine months ended June 30, 1997, the Company earned net income of $86.4 million, closed a secondary public offering with the sale of 4,200,000 shares of voting common stock in an underwritten public offering which yielded $121.7 million in equity proceeds to the Company, issued 2,161,385 of common shares for the conversion of certain of the Company's outstanding subordinated notes and exercise of options and warrants resulting in a $35.1 million addition to equity and issued 1,986,513 of voting common shares in conjunction with three acquisitions accounted for as poolings-of-interests which contributed $2.9 million in equity. In addition, the Company adopted FASB 125, resulting in a mark to market unrealized gain on interest only strips classified as available for sale securities and a corresponding addition to equity of $14.0 million.

RESULTS OF OPERATIONS

    The Company's total revenues increased to $156.5 million during its third fiscal 1997 quarter from $40.7 million for the comparable fiscal 1996 quarter, an increase of $115.9 million or 284.9%. For the nine months ended June 30, 1997, total revenues increased to $364.4 million from $88.4 million for the comparable fiscal 1996 period, an increase of $276.0 million or 312.2%.

    The increase in the volume of loans originated and purchased by the Company and the increase in the size and scope of the Company's securitization program was primarily responsible for this increase in revenues. The Company's securitization transactions resulted in increased Gain on Sale of Loans. Gain on Sale of Loans increased because the Company was able to increase the volume and efficiency of loans sold in the quarter and nine months ended June 30, 1997, without reduction due to sharing
arrangements present in the nine months ended June 30, 1996.   Interest,
servicing and origination income also increased substantially during the June 30, 1997 quarter and nine months ended June 30, 1997 when compared to the June 30, 1996 quarter and nine months ended June 30, 1996, respectively, primarily as a result of the increased quantity of loans originated, held for sale and serviced by the Company.

    The Company's provision for possible credit losses on loans sold increased by $51.8 million, from $10.7 million for the quarter ended June 30, 1996 to $62.5 million for the quarter ended June 30, 1997, and by $133.9 million from $20.2 million for the nine months ended June 30, 1996 to $154.2
million for the nine months ended June 30, 1997.   These increases in the
provision for possible credit losses on loans sold were proportional to the Company's increase in securitization activity, as adjusted for the increasing percentage of Conventional loans securitized by the Company and the removal of the warehouse lender's sharing arrangement payment (which required the Warehouse Lender rather than the Company to reserve for certain loans).

    Total expenses including provision for income taxes increased from $30.9 million for the three months ended June 30, 1996 to $118.4 million for the three months ended June 30, 1997, an increase of $87.4 million or 282.8%.
As a percentage of total revenues, total expenses including taxes decreased from 76.0% in the June 1996 quarter to 75.6% in the June 1997 quarter. For the nine months ended June 30, 1997, total expenses increased to $278.1 million from $67.6 million for the comparable fiscal 1996 period, an increase of $210.5 million or 311.5%. As a percentage of total revenues, total expenses were 76.4% and 76.3%, respectively, for the nine months ended June 30, 1996 and June 30, 1997.

    As a result of the above, net income increased from $9.8 million for the June 1996 quarter to net income of $38.2 million for the June 1997 quarter. This represents an increase of $28.4 million, or a 291.5% increase. For the nine months ended June 30, 1997, net income increased to $86.4 million from $20.8 million for the comparable fiscal 1996 period, an increase of $65.5
million or 314.4%.   Such increases were primarily the result of growth in
loan production and sale of loans through securitizations for the respective comparative periods, as well as the increase in net interest income earned on loans retained on the balance sheet, loan origination fees and servicing fees.

    The Company completed the funding of the 1996-3 securitization by delivering $44.4 million in loans in October 1996. The Company also delivered $350.4 million out of $400.0 million in loans to the 1996-4 securitization in November 1996. The remaining $49.6 million in loans of the 1996-4 securitization were delivered in January 1997. The Company closed the 1997-1 securitization of $600.0 million in loans in February 1997 and delivered $490.5 million of these loans during February and March 1997. Funding was completed on the 1997-1 securitization with the delivery of $109.5 million in April 1997. In June 1997, the Company closed the 1997-2 securitization of $750 million and delivered $566.9 million of these loans prior to June 30, 1997.

    The weighted average Fair, Isaac and Company score (a default prediction model utilized by the Company) for the loans securitized in the Company's 1997-2 securitization was approximately 681 points. The weighted average Fair, Isaac and Company score for the Conventional Loans securitized in the Company's 1996-2 securitization (closed during the quarter ended June 30, 1996) was approximately 663 points.

    The Company's servicing loan portfolio (including subserviced loans) had 30 day and over delinquencies of 2.2% as of June 30, 1997, and 3.7% as of June 30, 1996. This decrease was primarily due to increased loan origination volumes. On a static pool basis, the Company's seasoned securitizations (those transactions funded more than six months ago), had a weighted average 30 day and over delinquency rate of 3.7% as of June 30, 1997.

     Gross defaults (before recoveries and Title I insurance claims received) as a percentage of the serviced loan portfolio for the three months ended June 30, 1997 equaled $11.1 million or 0.35% of the June 1997 average quarterly loan servicing portfolio. Gross defaults for the nine months ended June 30, 1997 equaled $23.9 million or 0.7% of the June 1997 loan servicing portfolio. As of June 30, 1997, actual cumulative defaults in the securitizations to date were less than the projected cumulative defaults.

    On a seasoned pool basis, the weighted average prepayment rates for the Company's seasoned securitizations (those transactions funded more than six months ago) which were closed in fiscal years 1996 and 1997 were primarily within the range of 8.8% and 16.5% for the quarter ended June 30, 1997. Prepayment rates for newer securitizations and for non-securitized loans on the Company's balance sheet are not yet sufficient to provide meaningful data regarding future loan performance.

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

    In October 1996, the Company increased a warehouse line facility with Bank One, Texas, N.A. ("Bank One Facility") from $60 million to $110 million and a repurchase facility with Bear Stearns Home Equity Trust 1996-1 ("Bear Stearns Facility") from $300 million to $500 million. At June 30, 1997, the Company had borrowed $97.0 million under the Bank One Facility and $266.3 million under the Bear Stearns Facility.

    In November 1996, the Company entered into the $75 million term line with Bear Stearns and Co. Inc. ("Bear Stearns Term Line"). The Bear Stearns Term Line may be utilized by the Company with respect to interest only strips generated by securitizations in which Bear Stearns is the lead manager. At June 30, 1997, the Company had borrowed $22.9 million under this facility.

    In December 1996, the Company entered into the $100 million term line with PaineWebber Real Estate Securities Inc. (the "PaineWebber Term Line") and the $400 million repurchase facility with PaineWebber Real Estate
Securities Inc. ("PaineWebber Repurchase Facility").   In June 1997, the
Company increased the repurchase facility to $500 million. The PaineWebber Term Line bears interest at LIBOR plus 2.1% and the PaineWebber Repurchase Facility bears interest at LIBOR plus 1.00%. At June 30, 1997, the Company had borrowed $57.2 million under the Term Line and $285.9 million under the repurchase facility.

    In April 1997, the Company entered into a $300 million repurchase facility with Merrill Lynch Mortgage Capital ("Merrill Lynch Repurchase Facility") and a $75 million term line with Merrill Lynch Mortgage Capital, Inc. In June 1997, the Company increased the repurchase facility to $400 million. At June 30, 1997, the Company had borrowed $214.2 million under the repurchase facility and $0 under the term line. In April 1997, the Company entered into a $200 million warehouse line facility with Industrial Bank of Japan ("IBJ Warehouse Facility"). At June 30, 1997, the Company had borrowed $194.5 million under this facility.

    At June 30, 1997, the Company had borrowed $63.3 million and $54.7 million from a nationally recognized finance company under a warehouse line facility and term line facility, respectively.

    At June 30, 1997, the Company had borrowed a total of $62.2 million under various other warehouse and repurchase line facilities, term lines, investment certificates and other facilities.

    As a result of the Company's increasing volume of loan originations and purchases, and its expanding securitization activities, the Company has operated, and expects to continue to operate, on a negative operating cash flow basis, which is expected to increase as the volume of the Company's loan purchases and originations increase and its securitization program grows.
The Company's operations used $994.4 million during the nine months ended June 30, 1997. The increase in the use of cash in operations is primarily related to the cost of an enlarged infrastructure, employee base and the costs that accompany the Company's securitization strategy (which increases the Gain on Sale of Loans but reduces the amount of cash received on the sale
of loans as compared to whole-loan sales).   Cash from  financing and
investing activities provided cash in the amount of $1.0 billion for the
nine months ended June 30, 1997.   Financing and investing activities
increased primarily due to additional borrowings related to the repurchase facilities, the term lines and other borrowings, which have been used to fund loan originations, working capital and securitization costs.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes simplified standards for computing and presenting earnings per share ("EPS"). Under SFAS 128 the presentation of primary EPS will be replaced with a presentation of basic

EPS. Basic EPS is computed excluding dilution caused by common stock equivalents such as stock options and, therefore, will tend to be slightly higher than primary EPS. The presentation of fully diluted EPS is replaced
with a presentation of diluted EPS.   Diluted EPS is computed in a similar
fashion to how fully diluted EPS is computed. The Company will adopt this pronouncement to report results of operations for the first quarter of fiscal 1998 and for the year ended September 30, 1998. Previously reported EPS will be restated at that time to conform to SFAS 128. This adoption is not expected to have a material impact on EPS as currently presented by the Company.

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

         Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A vote was submitted to security holders, as follows:

(a) Annual Meeting of Shareholders on March 5, 1997

(b) The following directors were elected: Daniel T. Phillips, Eric C. Green, John Fitzgerald, Daniel J. Jessee, Paul Seegers, and Sheldon I. Stein.

(c) The following is a brief description of the matters voted upon showing the voting tabulation:


    1.   ELECTION OF DIRECTORS

                                        Voting Common Stock
                                        -------------------
              Name                    For            Withheld
              ----                    ---            --------
         Daniel T. Phillips       21,318,602          381,182
         Eric C. Green            21,318,602          381,182
         John Fitzgerald          21,316,652          383,132
         Daniel J. Jessee         21,318,602          381,182
         Paul Seegers             21,318,602          381,182
         Sheldon I. Stein         21,295,052          404,732


    2. AN AMENDMENT TO THE COMPANY'S AMENDED AND RESTATED CERTIFICATE OF INCORPORATION TO CHANGE THE COMPANY'S NAME TO "FIRSTPLUS FINANCIAL GROUP, INC."

                             Voting Common Stock
                             -------------------
                                                                 Broker
         For                    Against        Abstain          Non-Votes
         ---                    -------        -------          ---------
         21,276,195             413,439         2,900             7,250


    3. AMENDMENTS TO THE COMPANY'S 1995 EMPLOYEE STOCK OPTION PLAN (THE "PLAN") (THE "plan") TO INCREASE THE NUMBER OF SHARES AUTHORIZED FOR ISSUANCE UNDER THE PLAN FROM 1,100,000 TO 3,200,000 AND TO RATIFY CERTAIN GRANTS OF STOCK OPTIONS THEREUNDER.

                                                                 Broker
         For                    Against        Abstain          Non-Votes
         ---                    -------        -------          ---------
         14,036,567            2,413,165        3,050           5,247,002


Item 5.  OTHER INFORMATION

         Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  Exhibits:

              10.1 Master Assignment Agreement between FIRSTPLUS FINANCIAL INC. and Merrill Lynch Mortgage Capital Inc.

              10.2 Tri-Party Custodial Agreement among FIRSTPLUS FINANCIAL, INC., Merrill Lynch Mortgage Capital Inc., Merrill Lynch Credit Corporation and Bank One, Texas, N.A.

              10.3 Annex I Supplemental Terms to Master Repurchase Agreement Dated as of April 10, 1997, among Merrill Lynch Mortgage Capital Inc. and Merrill Lynch Credit Corporation and FIRSTPLUS FINANCIAL, INC.

              10.4 Revolving Credit Agreement between FIRSTPLUS FINANCIAL INC. and Working Capital Management Co. L.P. dated June 16, 1997.

              10.5 Sale and Servicing Agreement dated June 1, 1997 between FIRSTPLUS FUNDING TRUST, FIRSTPLUS FINANCIAL INC. and FIRSTBANK NATIONAL ASSOCIATION

              10.6 INDENTURE between FIRSTPLUS FUNDING TRUST and FIRSTBANK NATIONAL ASSOCIATION.

              11    Statement re: Computation of Per Share Earnings

              27    Financial Data Schedule

         (B)  Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTPLUS FINANCIAL GROUP, INC.
(Registrant)



by:  /s/  Eric C. Green
    --------------------------------
    Eric C. Green
    Chief Financial Officer
    (Principal Financial Officer and Duly Authorized Officer)


date:   August 14, 1997

                               INDEX TO EXHIBITS


(A) Exhibits

    10.1  Master Assignment Agreement between FIRSTPLUS FINANCIAL
          INC. and Merrill Lynch Mortgage Capital Inc.

    10.2 Tri-Party Custodial Agreement among FIRSTPLUS FINANCIAL, INC., Merrill Lynch Mortgage Capital Inc., Merrill Lynch Credit Corporation and Bank One, Texas, N.A.

    10.3 Annex I Supplemental Terms to Master Repurchase Agreement Dated as of April 10, 1997, among Merrill Lynch Mortgage Capital Inc. and Merrill Lynch Credit Corporation and
          FIRSTPLUS FINANCIAL, INC.

    10.4 Revolving Credit Agreement between FIRSTPLUS FINANCIAL INC. and Working Capital Management Co. L.P. dated June 16, 1997.

    10.5  Sale and Servicing Agreement dated June 1, 1997 between
          FIRSTPLUS FUNDING TRUST, FIRSTPLUS FINANCIAL INC. and
          FIRSTBANK NATIONAL ASSOCIATION

    10.6  INDENTURE between FIRSTPLUS FUNDING TRUST and FIRSTBANK
          NATIONAL ASSOCIATION.

    11  Statement re: Computation of Per Share Earnings

    27  Financial Data Schedule