Form 10-K
period 1997-09-30
FIRSTPLUS FINANCIAL GROUP INC
filed 1997-12-09
CIK 1000368

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  (MARK ONE)
                      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                              OR
                 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
                              FOR THE TRANSITION PERIOD FROM TO

                                COMMISSION FILE NUMBER 0-27550

                            ------------------------

                        FIRSTPLUS FINANCIAL GROUP, INC.

             (Exact name of registrant as specified in its charter)

          NEVADA                75-2561085
      (State or other        (I.R.S. Employer
     jurisdiction of)         Identification
     incorporation or              No.)
       organization)

  1600 VICEROY, 8TH FLOOR          75235
       DALLAS, TEXAS            (Zip Code)
   (Address of principal
    executive offices)

       Registrant's telephone number, including area code: (214) 599-6400
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of common stock held by nonaffiliates of the registrant, based on the closing price of the common stock as reported by the Nasdaq National Market on November 28, 1997 was $1.4 billion. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. As of November 28, 1997, 37,391,232 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held March 4, 1998, to be filed with the Commission not later than 120 days after September 30, 1997, is incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     PART I

                                                                                                                PAGE
                                                                                                                -----
Item 1.  Business..........................................................................................           1
Item 2.  Property..........................................................................................          19
Item 3.  Legal Proceedings.................................................................................          20
Item 4.  Submission of matters to a vote of security holders...............................................          20

                                                        PART II

Item 5.  Market for registrant's common equity and related stockholder matters.............................          20
Item 6.  Selected Financial Data...........................................................................          21
Item 7.  Management's discussion and analysis of financial condition and results of operations.............          23
Item 8.  Financial statements and supplementary data.......................................................          34
Item 9.  Changes in and disagreements with accountants on accounting and financial disclosure..............          34

                                                        PART III

Item 10.  Directors and Executive Officers of the Registrant...............................................          34
Item 11.  Executive Compensation...........................................................................          34
Item 12.  Security ownership of certain beneficial owners and management...................................          34
Item 13.  Certain relationships and related transactions...................................................          35
Item 14.  Exhibits Financial Statement Schedules, and Reports on Form 8-K..................................          35

                                     PART I

ITEM 1.  BUSINESS

    FIRSTPLUS Financial Group, Inc. (together with its subsidiaries, the "Company") is a specialized consumer finance company that originates, purchases, services and sells consumer finance receivables. The Company's principal loan product is a debt consolidation or home improvement loan secured by a second lien on real property ("High LTV Loans"). The Company sells substantially all of its High LTV Loans through its securitization program and retains rights to service these loans.

    The Company originated or purchased $1.1 billion of High LTV Loans during fiscal 1996, which increased to $3.7 billion in fiscal 1997. During the current fiscal year and in prior fiscal years, the Company has utilized securitized loan sales as a fundamental part of its business and financing strategy. Securitized loan sales require companies to recognize revenue on the date of sale based on the present value of estimated future cash flow streams (i.e., gain-on-sale accounting: see "Management's Discussion and Analysis of Financial Condition and Results of Operation--Certain Accounting Considerations"). During fiscal 1997, the Company increased its non-securitization revenues (primarily, the sum of interest income, interest only strips interest income, servicing income, origination income and net gains on other loan sales), thereby decreasing the percentage of revenues resulting from the gain on securitized loan sales such that non-securitization related revenue for fiscal 1996 represented 37.1% of total revenues, compared to 51.3% for fiscal 1997. The Company is continuing to explore ways to increase its non-securitization related revenues, and to reduce or eliminate its use of gain-on-sale accounting.

    The Company had total revenue of $149.7 million for fiscal 1996 compared to total revenue of $591.4 million for fiscal 1997, along with net income of $34.2 million or $1.31 per fully diluted share for fiscal 1996, compared to net income of $139.2 million or $3.52 per fully diluted share for fiscal 1997. The Company's serviced loan portfolio as of September 30, 1996 and 1997 was $1.3 billion and $4.7 billion, respectively, and stockholders' equity was $94.6 million and $430.1 million, respectively.

    The Company relies principally on the creditworthiness of its borrowers for repayment of High LTV Loans. The Company focuses on credit-worthy borrowers who, as a result of insufficient home equity values, have limited access to secured consumer financing. Consequently, the Company makes loans to borrowers who will have aggregate mortgage indebtedness in excess of the appraised value of the mortgaged properties. The Company uses its own credit evaluation criteria to classify its applicants as "A+" through "D." These criteria include, as a significant component, a credit evaluation scoring methodology developed by Fair, Issac and Company, a consulting firm specializing in creating default-predictive models through scoring mechanisms ("FICO"). The Company currently makes High LTV Loans to borrowers it classifies as C+ or better. The Company believes that the credit quality of its borrowers has improved over the last several years, evidenced by several factors. For fiscal 1997, 89.1% of the Company's originations were classified by the Company as B or better, compared to 83.2% in fiscal 1996. Also, in the Company's most recent securitization (1997-3), the weighted average FICO score was 684, compared to a weighted average FICO score of 636 in the Company's first securitization (1994-1).

    The Company's principal origination channel is its network of regional independent correspondent lenders ("Correspondents"), numbering approximately
614. Correspondents are typically finance companies, commercial banks, or thrifts that do not have the infrastructure to hold and service portfolios of High LTV Loans. The Company's Correspondents originate loans ("Correspondent Loans") using the Company's underwriting criteria and sell these loans to the Company. During fiscal 1996 and fiscal 1997, FIRSTPLUS purchased $1.1 billion and $2.9 billion, or 96.0% and 79.2%, respectively, of its total High LTV Loan originations through the Correspondent origination channel.

    The Company continues to expand its origination channels through the use of telemarketing, direct mail, national advertising and a nationwide retail branch operation to originate loans directly to qualified borrowers ("Direct to Consumer Loans"). The Company is pursuing this strategy to continue to increase its Direct to Consumer originations because the Company believes that this origination channel should prove to be more profitable and allow the Company to have better control over the quality of the Company's production. To achieve this goal, the Company is building national recognition of the FIRSTPLUS brand name through increased national advertising, the use of celebrity spokespersons, such as Dan Marino, a professional football player with the Miami Dolphins, and the sponsorship of sporting events, such as the FIRSTPLUS NASCAR Racing Team. The Company employs innovative direct mail marketing techniques and currently mails approximately 500,000 pieces of mail per day. The Company processes Direct to Consumer originations through its two telemarketing centers, 45 retail branches and its centralized processing centers. The Company's two telemarketing centers currently receive approximately 5,700 inbound calls per day. The Company's outbound telemarketing center makes approximately 39,500 calls (approximately 4.0% are connected to potential customers) a day, which are follow-up calls from direct mailings sent to potential customers and calls to potential customers listed on purchased phone lists. During fiscal 1996 and 1997, the Company originated $45.1 million and $765.3 million, respectively, of High LTV Loans through the Direct to Consumer origination channel, or 4.0% and 20.8% of total High LTV Loan production, respectively.

    The High LTV Loans originated by the Company in fiscal 1996 and 1997 had an average principal amount of approximately $27,671 and $30,936, respectively, a weighted average interest rate of 15.1% and 13.9% per annum, respectively, and a weighted average FICO score of 662 and 678, respectively. A portion of the High LTV Loans that the Company originates are Title I loans that are insured, subject to certain exceptions, for 90% of the principal balance and certain interest costs under the Title I Credit Insurance program (the "Title I Program") administered by the Federal Housing Administration ("FHA"). In fiscal 1996 and fiscal 1997, the Company purchased or originated $120.6 million and $87.8 million of Title I loans or 11.1% and 2.4%, of total High LTV originations, respectively.

    The Company sells substantially all of the High LTV Loans it originates or purchases through its securitization program and generally retains rights to service such loans. During fiscal 1996 and fiscal 1997, the Company sold through securitization transactions approximately $723.1 million and $2.4 billion of High LTV Loans or 64% and 67% of total production, respectively. The Company also maintains an inventory of loans held for sale that generates interest income for the Company. The Company earns servicing fees on a monthly basis, primarily at a rate of 0.75% for the securitized loans it services. At September 30, 1997, the principal amount of the High LTV Loans serviced by the Company (the "Serviced Loan Portfolio") was $4.7 billion, which includes $1.3 billion of loans held for sale, on which servicing is not earned.

    The Company also originates non-conforming home equity loans ("Home Equity Loans"), conforming first lien loans and personal consumer loans. Home Equity Loans are first or second lien loans to credit-impaired borrowers with significant equity in their homes, but whose borrowing needs are not being met by traditional financial institutions. Home Equity Loans are originated through FIRSTPLUS Freedom (a wholly owned subsidiary that was acquired on August 29, 1997), either through brokers or the FIRSTPLUS telemarketing centers. The Company sells, on a whole-loan basis, Home Equity Loans servicing released. Conforming first lien loans are first lien loans that conform to the Federal National Mortgage Association ("FNMA" or "Fannie Mae") guidelines. Conforming first lien loans are also originated through FIRSTPLUS Freedom. The Company sells conforming first lien loans to FNMA for cash, servicing released. The Company also originates personal consumer loans, which are retained in its loan portfolio. Personal consumer loans are typically secured by personal property and other consumer products, evidenced by UCC filings for amounts generally ranging between $600 and $2,000 per loan and for terms of approximately nine to 18 months. Weighted interest rates range from 24% to 39% on direct loans and 18% to 24% on sales finance contracts. The average interest rates for all accounts is approximately 34%. To expand the consumer finance product, the Company acquired National Loans, Inc. ("National"), The Modern Finance Company ("Modern") and Southern Management Corporation

("SMC"), all of which have consumer finance branches and originate personal consumer loans. The total number of consumer finance branches as of September 30, 1997 was 117.

LOAN PRODUCTS

    The Company originates or purchases High LTV Loans, Home Equity Loans, conforming first lien loans, and personal consumer loans. Each of those products, except for personal consumer loans, is typically secured by a first or second mortgage lien. The Company lends to borrowers in various credit categories.

    HIGH LTV LOANS. A High LTV Loan is a debt consolidation or home improvement loan secured primarily by a second lien. Home improvements generally encompass a wide variety of projects, such as exterior/interior finishing, structural additions, roofing, plumbing, heating and insulation. The Company relies principally on the creditworthiness of the borrower, and to a lesser extent on the underlying collateral, for repayment of High LTV Loans. The average size of a High LTV Loan made by the Company during fiscal 1996 and fiscal 1997 was approximately $26,034 and $30,936, respectively.

    Under the Company's High LTV Loan program, the entire loan amount can be used for any combination of debt consolidation, home improvements, closing costs and cash out, subject to a cash out maximum per grade. The loan proceeds may be used to purchase assets other than real property. The loan terms under the program range from one to 25 years.

    The following table sets forth certain information with respect to the Company's High LTV Loan program:

                            HIGH LTV LOAN PROGRAM(3)

 CREDIT      FICO      MAXIMUM LOAN      MAXIMUM      MAXIMUM
  GRADE      SCORE       AMOUNT(1)       LTV(2)      CASH OUT
---------  ---------  ---------------  -----------  -----------

   A+      700+         $   100,000        125.0%    $  35,000

    A      680-699      $    75,000        125.0%    $  25,000

   B+      660-679      $    65,000        125.0%    $  15,000

    B      640-659      $    45,000        125.0%    $   5,000

   C+      620-639      $    30,000        125.0%    $   1,000

   C/D     not available for this program

------------------------

(1) The maximum loan amount includes all closing costs and is limited to $35,000 for condos and 2-4 units, with A+ and A credit grades and $25,000 for B+ and B credit grades.

(2) LTV is determined by adding all debt secured by the property and dividing the result by the value of the property. The Maximum LTV does not give effect to any increased value from the home improvement portion of the loan.

(3) One of the Company's loan products, Buster Plus, requires that 40% of the loan proceeds be used for home improvements.

    TITLE I LOANS. The Company makes loans under the Title I Program. Several types of loans may be made under the Title I Program, including property improvement loans to finance the alteration, repair or improvement of existing single family, multifamily and non-residential structures. Under the Title I Program, loan processing and credit determination procedures are carried out by the lending institution. Under the Title I Program, FHA does not review individual loans at the time of approval, except when the amount of a Title I Program loan would result in any borrower having a total unpaid principal obligation on all Title I loans in excess of $25,000. No equity is required in the property subject to improvement for loans of $25,000 or less. Title I loans are fully amortizing with maximum terms to maturity of 20 years. All borrowers are required to possess a one-half vested interest or more in the property subject to improvement and are qualified based upon their ability to make monthly payments rather than on the LTV ratio on the underlying real estate collateral.

    The Title I Program is an insurance program. A lender under the Title I Program assumes the risk of losing up to 10% of the principal balance on every loan, plus certain expenses submitted to FHA for an insurance claim, plus a portion of the interest on such loans. FHA insures the remaining 90% of the principal balance of each loan and certain interest costs, provided that the lender has not depleted its loss reserve account established with HUD and the loan was originated within HUD guidelines. The HUD loss reserve account balance is adjusted by HUD as claims are paid and new Title I loans are acquired. If at any time claims exceed the loss reserve balance, the remaining Title I loans will be uninsured until the reserve account balance is increased by new loan originations or purchases. When Title I loans are securitized, all loss reserves related to the securitized loans are transferred to the securitization trust. As a result, the Company's loss reserve account is significantly reduced after each of the Company's securitization transactions that involve the sale of Title I loans until new originations or purchases replenish the Company's HUD loss reserve account. The borrower generally pays HUD an insurance charge equal to 0.5% of the loan amount, multiplied by the number of years of the loan term.

    The average size of a Title I loan originated by the Company for fiscal 1996 and fiscal 1997 was approximately $17,414 and $21,343, respectively. During fiscal 1996 and fiscal 1997, originations of Title I loans accounted for approximately 10.7% and 2.4%, respectively, of the Company's total High LTV Loans originated and purchased.

    HOME EQUITY LOANS. Home Equity Loans are first or second lien loans to credit-impaired borrowers with significant equity in their homes, but whose borrowing needs are not being met by traditional financial institutions. The Company considers the equity in the property as the major source of repayment on the loan. The Company originated $20.9 million of such loans during fiscal 1997 and originated an immaterial amount of Home Equity Loans during fiscal 1996. Home Equity Loans are originated through FIRSTPLUS Freedom.

    CONFORMING FIRST LIEN LOANS. "Conforming First Lien Loans" are first lien loans that conform to Fannie Mae guidelines. Conforming First Lien Loans are originated through FIRSTPLUS Freedom. The Company sells Conforming First Lien Loans servicing released to FNMA for cash servicing released. The Company originated $127.5 million of such loans during fiscal 1997 and originated an immaterial amount of Conforming First Lien Loans during fiscal 1996.

    PERSONAL CONSUMER LOANS. Personal consumer loans are typically secured by personal property and other consumer products, evidenced by UCC filings, for amounts generally ranging between $1,500 and $2,000 per loan and for a term of approximately 18 months, although many of the loans are repaid prior to maturity. The Company makes its credit decisions primarily based on its assessment of a customer's ability to repay the obligation. In making a credit decision, in addition to the size of the obligation, the Company generally considers a customer's income level, type and length of employment, stability of residence, personal references and prior credit history. Interest rates during fiscal 1997 ranged from 24% to 39% on direct loans and 18% to 24% on sales finance contracts. The average interest rate for all accounts was approximately 34% during fiscal 1997.

LOAN ORIGINATION CHANNELS

    The Company purchases Correspondent Loans through its network of regional Correspondents and originates Direct to Consumer Loans through direct mail, telemarketing, national advertising and a nationwide retail branch operation.

    The table below presents the loan production for each quarter since the beginning of fiscal 1996:

                                                                            THREE MONTHS ENDED
                                                ---------------------------------------------------------------------------
                                                 DECEMBER 31, 1995         MARCH 31,              JUNE 30,        SEPTEMBER
                                                                              1996                  1996          30, 1996
                                                --------------------  --------------------  --------------------  ---------
                                                 DOLLARS     UNITS     DOLLARS     UNITS     DOLLARS     UNITS     DOLLARS
                                                ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                          (DOLLARS IN THOUSANDS)
Direct to Consumer
  High LTV....................................  $     684         29  $   5,130        186  $   8,533        349  $  30,768
  Home Equity.................................     --         --         --         --         --         --         --
  Conforming First Lien.......................     --         --         --         --         --         --         --
  Personal Consumer...........................     --         --         --         --         --         --         --
                                                ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total.....................................        684         29      5,130        186      8,533        349     30,768
Correspondent
  High LTV....................................    162,885      7,786    124,974      5,151    256,648      9,369    536,157
  Home Equity.................................     --         --         --         --         --         --         --
  Conforming First Lien.......................     --         --         --         --         --         --         --
  Other.......................................     61,424      1,153    141,129      1,948    118,325      1,760     61,293
                                                ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total.....................................    224,309      8,939    266,103      7,099    374,973     11,129    597,450
                                                ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Total Production............................  $ 224,993      8,968  $ 271,233      7,285  $ 383,506     11,478  $ 628,218
                                                ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                ---------  ---------  ---------  ---------  ---------  ---------  ---------


                                                                            THREE MONTHS ENDED
                                                ---------------------------------------------------------------------------
                                                 DECEMBER 31, 1996         MARCH 31,              JUNE 30,        SEPTEMBER
                                                                              1997                  1997          30, 1997
                                                --------------------  --------------------  --------------------  ---------
                                                 DOLLARS     UNITS     DOLLARS     UNITS     DOLLARS     UNITS     DOLLARS
                                                ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                          (DOLLARS IN THOUSANDS)
Direct to Consumer
  High LTV....................................  $  64,106      2,360  $ 160,890      5,522  $ 230,414      7,777  $ 309,933
  Home Equity.................................     --         --         --         --         --         --          2,634
  Conforming First Lien.......................     --         --         --         --         --         --         83,943
  Personal Consumer...........................     --         --         --         --         15,200      7,852     38,700
                                                ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total.....................................     64,106      2,360    160,890      5,522    245,614     15,629    435,210
Correspondent
  High LTV....................................    583,168     20,200    704,161     22,663    763,127     24,082    858,341
  Home Equity.................................     --         --         --         --         --         --         18,300
  Conforming First Lien.......................     --         --         --         --         --         --         43,512
  Other.......................................     37,158        728     14,089        146     --         --            146
                                                ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total Correspondent.......................    620,326     20,928    718,250     22,809    763,127     24,082    920,299
                                                ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total Production..............................  $ 684,432     23,288  $ 879,140     28,331  $1,008,741    39,711  $1,355,509
                                                ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                ---------  ---------  ---------  ---------  ---------  ---------  ---------


                                                  UNITS
                                                ---------

Direct to Consumer
  High LTV....................................      1,200
  Home Equity.................................     --
  Conforming First Lien.......................     --
  Personal Consumer...........................     --
                                                ---------
    Total.....................................      1,200
Correspondent
  High LTV....................................     19,173
  Home Equity.................................     --
  Conforming First Lien.......................     --
  Other.......................................      1,163
                                                ---------
    Total.....................................     20,336
                                                ---------
  Total Production............................     21,536
                                                ---------
                                                ---------

                                                  UNITS
                                                ---------

Direct to Consumer
  High LTV....................................     10,145
  Home Equity.................................         29
  Conforming First Lien.......................        750
  Personal Consumer...........................     72,327
                                                ---------
    Total.....................................     83,251
Correspondent
  High LTV....................................     26,011
  Home Equity.................................        203
  Conforming First Lien.......................        368
  Other.......................................          3
                                                ---------
    Total Correspondent.......................     26,585
                                                ---------
Total Production..............................    109,836
                                                ---------
                                                ---------

    CORRESPONDENT LOANS. Correspondent Loans are originated and closed by independent Correspondents in accordance with the Company's own underwriting standards and are subsequently purchased by the Company. During fiscal 1996 and fiscal 1997, the Company purchased approximately $1.1 billion and $2.9 billion of High LTV Correspondent Loans, respectively. The Company typically purchases Correspondent Loans at or above the par value of such loans. The average principal amount of High LTV Correspondent Loans originated during fiscal 1996 and fiscal 1997 was $26,053 and $31,291, respectively. The Company anticipates that its correspondent operations will continue to expand in the future, but at a slower rate than experienced to date. Correspondent Loans will continue to represent the majority of the overall production over the next 12 to 18 months.

    The Company's Correspondent Loan program involves the purchase of High LTV Loans, Home Equity Loans and Conforming First Lien Loans from Correspondents with whom the Company maintains ongoing relationships. These lenders are usually situated in local markets where they are able to contact borrowers directly. Correspondents tend to be commercial banks or finance companies that lack the infrastructure to hold and service portfolios of loans. Instead, these entities concentrate on originating loans and then selling their production at a premium.

    The Correspondent Loan program benefits the Company by providing a cost-effective means for the Company to market to borrowers who are not easily accessible by the Company. Furthermore, the correspondent agreements require that the selling institution warrant the validity and enforceability of the loan, thereby reducing the risk of fraud or improper documentation. In the event such warranty is breached, the Company may require the Correspondent to repurchase such loan. The Correspondent Loan market is very competitive, and loans sold by Correspondents are generally priced at a premium of between 2% to 7% over par value, as compared to purchase prices at par or slightly below par for loans originated by the Company through direct channels.

    The Company currently has the ability to purchase Correspondent Loans in 46 states and has purchased loans from approximately 614 Correspondents. During fiscal 1996 and fiscal 1997, approximately 48.6% and 26.2%, respectively (by dollar volume), of the Company's Correspondent Loans were originated from 10 Correspondents. The Company allows Correspondents to participate in the Company's correspondent operations only after a review of their reputation, consumer finance lending experience and financial condition, including a review of references, credit history and financial statements. The development of new Correspondent relationships is directed by marketing managers.

    Generally, the Correspondent prepares the loan application, assembles the supporting documentation and processes the loan. Once the loan package is complete, it is submitted to the Company's Correspondent Loan underwriting personnel, who review each loan package and, in some cases, perform independent employment and credit verification and arrange for a review of the appraisal, if any, submitted with the loan package. Each Correspondent Loan is separately underwritten by the Company in accordance with the Company's own underwriting standards. See "--Underwriting." If the loan package meets the Company's underwriting criteria, the Correspondent Loan is closed by the originating lender and then purchased by the Company. The Company typically approves the loan within two business days of a complete loan package's submission by the Correspondent.

    DIRECT TO CONSUMER LOANS. The Company originated approximately $45.1 million and $765.3 million of High LTV Direct to Consumer Loans in fiscal 1996 and fiscal 1997, respectively. Direct to Consumer Loans are typically originated through direct mailings, telemarketing, and national advertising and nationwide retail branches. The Direct to Consumer Loan origination channel is the Company's fastest growing origination channel and is designed to decrease the costs and increase the volume, size and quality of its loan originations. The Company will target its marketing efforts at credit-worthy homeowners who qualify as candidates for debt consolidation or have home improvement projects needs, but have little equity in their homes. Direct to Consumer Loan borrowers typically pay origination fees that range between 3% to 8.5% of the loan amount at closing. Management believes that this program will distinguish the Company from other major home lenders as its FIRSTPLUS name recognition increases.

    Direct to Consumer Loan applications are processed and underwritten by Company personnel and are funded directly by the Company. For High LTV Direct to Consumer Loans originated during fiscal 1996 and fiscal 1997, the average principal amount was $25,575 and $29,658, respectively, the weighted average term to maturity was 214 months and 211 months, respectively, and the weighted average interest rate was 16.2% and 13.9%, respectively.

MARKETING

    The Company's marketing program is designed to develop national recognition of the FIRSTPLUS brand name. To achieve this objective, the Company employs a strategy that includes a combination of national television, local radio, direct mail and telemarketing. The television campaign utilizes the Company's spokesperson, star quarterback Dan Marino. The national television advertising is reinforced through direct mailings and radio advertisements to targeted borrowers in local markets. Customer applications are taken by the Company through the use of its 1-800-510-PLUS phone number and its telemarketing operation.

    The Company also is pursuing an affinity marketing strategy. The Company currently sponsors the FIRSTPLUS NASCAR racing team and celebrity golf tournaments in Texas, Florida and Puerto Rico.

During the 1997 NASCAR racing season, more than 148 million people watched NASCAR races on television and another 5.6 million watched the races in person. The Company has representatives at such events to gather information from prospective customers and also to provide loan applications. Additionally, the Company is developing alliances with home improvement retailers to further the distribution of its home improvement loan products, whereby customers will be able to apply for loans at kiosks located in home improvement stores throughout the country.

UNDERWRITING

    The Company's underwriting group primarily operates out of the Company's Dallas, Texas headquarters. The Company receives loan applications from its network of Correspondents via facsimile machines. In addition, individuals respond to the Company's direct marketing program by United States mail or through direct telephone contact with Company representatives. Loan applications are monitored by the Company's tracking department to ensure prompt turnaround, efficient underwriting procedures and accurate credit verification. The loan processing staff prepares an application file by obtaining credit bureau reports, highlighting any significant credit events and prioritizing applications that need immediate attention before submitting the application to the appropriate loan underwriter. The Company applies the same underwriting criteria to Correspondent Loans. The Company's underwriters have an average of seven years of banking, finance and consumer loan experience. The Company has put in place a credit policy that provides a number of guidelines to assist underwriters in the credit decision process.

    Loans are classified by the Company into seven gradations of quality, from "A+" to "D" credits. However, the Company currently makes loans only to borrowers it classifies as "C+" or better for High LTV Loans and "C" or better for Title I Loans. The Company's methodology for determining loan quality considers primary credit characteristics and a series of parameters based on property types. Primary characteristics include the borrower's FICO score, debt-to-income ratio, mortgage credit history, consumer credit history, bankruptcies, foreclosures, notice of defaults, deeds in lieu of foreclosure and repossessions. The Company believes that the most important credit characteristics are the borrower's FICO score and debt-to-income ratio, the latter of which may not exceed 50% of the applicant's gross income (45% of the applicant's gross income for B+ or lower credits with strong disposable income). The Company has developed an algorithm based on the consumer credit file, which when coupled with the FICO score (a dominant factor used in assessing the consumer credit file), provides a means to assess the applicant's probability of default. The algorithm utilized by the Company includes such edit checks as present delinquency review, minimum satisfactory rated accounts, maximum derogatory counters, segmentation for special borrower classes and stringent policies for credit bureau selection. The Company's algorithm acts as a cutoff, segregating likely deficit candidates from the entire pool of applicants in an automated fashion. The parameters limit the size of the loan and the borrower classes and property types that may be allowed. Generally, there are no LTV restrictions for Title I loans. The maximum lien position for Title I loans is third lien.

    The following table summarizes the underlying borrower characteristics for each classification used by the Company.

                                               CONSUMER
                                                HISTORY                                           DEBT SERVICE-TO-
CLASSIFICATION(1)      EXISTING MORTGAGE      FICO SCORE            BANKRUPTCY FILINGS             INCOME RATIO(2)
---------------  ---------------------------  -----------  -------------------------------------  -----------------

"A+" Credit      Maximum of one 30-day late      700+      Must have been discharged for at       Generally 50% or
                 payment in last 12 months                 least three years with re- established less
                 and no 60-day late payment                credit prior to closing
                 ever

"A" Credit       Maximum of one 30-day late     680-699    Must have been discharged for at       Generally 50% or
                 payment in last 12 months                 least three years with re- established less
                 and no 60-day late payment                credit prior to closing
                 ever

"B+" Credit      Maximum of one 30-day late     660-679    Must have been discharged for at       Generally 45% or
                 payment in last 12 months                 least three years with re- established less
                 and no 60-day late payments               credit prior to closing
                 ever

"B" Credit       Maximum of one 30-day late     640-659    Must have been discharged for at       Generally 45% or
                 payment in last 12 months                 least five years with reestablished    less
                 and no 60-day late payment                credit prior to closing
                 ever

"C+" Credit      Maximum of one 30-day late     620-639    Must have been discharged for at       Generally 40% or
                 payment in last 12 months                 least five years with reestablished    less
                 and no 60-day late payment                credit prior to closing
                 ever

------------------------

(1) The Company does not originate High LTV Loans to borrowers it classifies as "C" or "D" credits or Title I loans to borrowers it classifies as "D" credits.

(2) Calculated by dividing the borrower's debt obligations (after any debt consolidation) by their monthly gross earnings. Installment debt with less than six payments remaining may be excluded.

SERVICING OPERATIONS

    GENERAL. The Company services all of the High LTV Loans it originates or purchases at its headquarters in Dallas, Texas, except for a small portion of High LTV Loans that are serviced at Citizens Thrift & Loan Association ("FIRSTPLUS Bank"), a subsidiary of the Company. Subsequent to year end the High LTV Loans at FIRSTPLUS Freedom were moved to the Dallas Servicing Operations. The Company's Serviced Loan Portfolio consists entirely of High LTV Loans. The Company's servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, handling borrower defaults, recording mortgages and assignments, investor and securitization reporting and management portfolio reporting. It is the Company's strategy to grow and build its Serviced Loan Portfolio.

    The Company receives a servicing fee based on a stipulated percentage of the declining principal balance of each loan serviced. Servicing fees are collected by the Company out of the borrower's monthly loan payments. In addition, the Company, as servicer, receives most late and assumption charges paid by the borrower, as well as other miscellaneous fees for performing various loan servicing functions.

    The Serviced Loan Portfolio is subject to reduction by normal monthly payments, prepayments, foreclosures and charge-offs. In general, revenues from the Serviced Loan Portfolio may be adversely affected as interest rates decline and loan prepayments increase. In some states in which the Company currently operates, prepayment fees may be limited or prohibited by applicable state law. In addition, the Company's ability to collect prepayment fees under certain circumstances will be restricted in future periods under recently enacted laws. Prepayment fees are prohibited on all Title I loans. See "--Regulation."

    The following table sets forth the dollar amount and average loan amount of High LTV Loans, subdivided into Non-Title I loans ("Conventional") and Title I loans, included in the Serviced Loan Portfolio as of September 30, 1997:

                     HIGH LTV LOANS-SERVICED LOAN PORTFOLIO
                            AS OF SEPTEMBER 30, 1997

Conventional:
  Total dollar amount(1)........................................  $4,370,989
  Average loan amount...........................................  $  29,961
Title I:
  Total dollar amount(1)........................................  $ 286,680
  Average loan amount...........................................  $  14,099
Total:
  Total dollar amount(1)........................................  $4,657,669
  Average loan amount...........................................  $  28,020

------------------------

(1) Amounts in thousands

    The following table summarizes the loans in the Serviced Loan Portfolio by geographic concentration as of September 30, 1997:

              GEOGRAPHIC CONCENTRATION OF SERVICED LOAN PORTFOLIO
                            AS OF SEPTEMBER 30, 1997

                                                                            AMOUNT       PERCENT
                                                                         ------------  -----------
                                                                         (DOLLARS IN THOUSANDS)
STATE:
  California...........................................................  $  1,917,872        41.2%
  Florida..............................................................       349,450         7.5
  Arizona..............................................................       191,203         4.1
  Colorado.............................................................       185,108         4.0
  Georgia..............................................................       171,644         3.7
  All others...........................................................     1,842,392        39.5
                                                                         ------------       -----
    Total..............................................................  $  4,657,669       100.0%
                                                                         ------------       -----
                                                                         ------------       -----

    LOANS HELD FOR SALE. Loans held for sale are carried at the lower of cost or market. These loans represent investments the Company has made in loans that it currently expects to sell within a 180-day period. The Company may elect to hold the loans on its balance sheet for periods in excess of 180 days in the future in order to maximize the interest income resulting from holding such loans on the balance sheet, as well as to reduce the costs related to securitization transactions. To implement such a strategy, it will be necessary for the Company to obtain alternative sources of funds to finance this longer warehouse period.

    The components of loans held for sale are as follows:

                                                                           SEPTEMBER 30,
                                                                      ------------------------
                                                                         1996         1997
                                                                      ----------  ------------
                                                                           (IN THOUSANDS)
High LTV............................................................  $  421,646  $  1,310,576
Personal consumer...................................................      --            93,172
Conforming First Lien...............................................      --            16,488
Home Equity.........................................................      --             1,653
Other...............................................................       3,541        12,928
                                                                      ----------  ------------
  Subtotal..........................................................     425,187     1,434,817
Allowance for possible credit losses................................      (6,495)      (31,539)
Deferred finance charges............................................      --           (16,568)
Net purchase premiums...............................................      12,120        13,736
                                                                      ----------  ------------
  Total.............................................................  $  430,812  $  1,400,446
                                                                      ----------  ------------
                                                                      ----------  ------------

    DELINQUENCIES AND FORECLOSURES. The Company's collection operations include customer complaint monitoring, resolution of inspection discrepancies, daily delinquency maintenance, legal remedies and HUD claims. Loans originated or purchased by the Company are generally secured by mortgages, deeds of trust, security deeds or deeds to secure debt, depending upon the prevailing practice in the state in which the collateral is located. Depending on local law, foreclosure is effected by judicial action or nonjudicial sale, and is subject to various notice and filing requirements. In general, the borrower, or any person having a junior encumbrance on the real estate, may cure a monetary default by paying the entire amount in arrears plus other designated costs and expenses incurred in enforcing the obligation during a statutorily prescribed reinstatement period. Generally, state law controls the amount of foreclosure expenses and costs, including attorneys' fees, that may be recovered by a lender. After the reinstatement period has expired without the default having been cured, the borrower or junior lienholder no longer has the right to reinstate the loan and must pay the loan in full to prevent the scheduled foreclosure sale.

    Typically, the Company has chosen not to pursue foreclosures due to the costs involved. However, the Company may pursue foreclosure as an alternative in its default management process. The Company evaluates loans and determines whether foreclosure is economically and procedurally the most viable alternative for collection of each loan that is in default. For loans that reach the later states of delinquency (typically more than 91 days), a loan work-up is initiated. This work-up outlines the type of loan, (i.e., Title I or non-Title
I), lien position (first or junior) and other qualification information. An appraisal is ordered from a select group of qualified appraisers approved by the Company in order to assess property value and calculate potential equity. If this initial assessment suggests that equity exists above certain thresholds, the Company will order a title opinion from a qualified source. The title opinion reveals lien position as well as any potential tax delinquency issues or judgments. Upon completion of this work-up, the loan's recovery potential is assessed. For Title I loans, if the recovery potential approximates 100% of the principal balance plus a pre-determined amount, the loan is considered for foreclosure. If this potential recovery is not met, the loan will be referred to HUD as a claim. For non-Title I loans, a determination is made on the partial or full recovery of principal balance and associated expense. If the recovery potential is sufficient from a cost/benefit/loss perspective, the Company may initiate foreclosure proceedings. If the evaluations indicate that foreclosure offers no economic advantage to the Company, it may be determined to secure and file a judgment against the borrower instead of pursuing further foreclosure efforts and incurring additional costs. In addition, the Company may choose to pursue garnishment proceedings against the borrower.

    The Company's loans under the Title I Loan Program are eligible for HUD insurance. HUD insurance insures 90% of Title I loans, provided that the Company has not depleted its loss reserve account established with HUD and provided the loans were originated within applicable HUD guidelines. The balance in the loss reserve account is adjusted by HUD as claims are paid and new Title I loans are originated or purchased. At September 30, 1997, claims in process for all loans serviced by the Company were approximately $15.8 million. If at any time claims exceed the Company's or any securitization trust's loss reserve balance, the remaining Title I loans will be uninsured until the respective reserve account balance is increased by new loan originations or purchases. The Company's non-Title I loans are non-insured.

    The activity in the allowance for possible credit losses is summarized as follows:

                                                                 YEAR ENDED SEPTEMBER
                                                                          30,
                                                                 ---------------------
                                                                   1996        1997
                                                                 ---------  ----------
                                                                      (AMOUNTS IN
                                                                      THOUSANDS)
Balance, beginning of year.....................................  $   4,794  $   60,752
Provision for possible credit losses...........................     59,644     276,926
Charge-offs, net...............................................     (3,902)    (35,544)
Other..........................................................        216       8,592
                                                                 ---------  ----------
Balance, end of year...........................................  $  60,752  $  310,726
                                                                 ---------  ----------
                                                                 ---------  ----------
Components of Allowance:
Allowance for possible credit losses on loans held for sale....  $   6,495  $   31,539
Allowance for possible credit losses on loans sold.............     54,257     279,187
                                                                 ---------  ----------
Total..........................................................  $  60,752  $  310,726
                                                                 ---------  ----------
                                                                 ---------  ----------

    The following tables set forth delinquency, loss and default information with respect to the Serviced Loan Portfolio at the dates and for the periods indicated:

                          DELINQUENCY CHARACTERISTICS
                         OF THE SERVICED LOAN PORTFOLIO

                                                          FIRSTPLUS
                                                         FINANCIAL(1)                     COMPANY
                                                     --------------------  --------------------------------------
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                     --------------------  --------------------------------------
                                                       1993       1994        1995         1996          1997
                                                     ---------  ---------  ----------  ------------  ------------
                                                                        (DOLLARS IN THOUSANDS)
Amount of Serviced Loan Portfolio at end of
 period............................................  $  62,629  $  52,835  $  238,584  $  1,267,147  $  4,657,669
Delinquent loans as a percentage of loans service
 (period end)(2):
  31-60 days.......................................        3.1%       2.5%        1.8%          0.8%          0.9%
  61-90 days.......................................        0.8        0.8         0.7           0.4           0.4
  91 days and over.................................        2.9        3.6         2.2           1.6           1.2
                                                     ---------  ---------  ----------  ------------  ------------
    TOTAL..........................................        6.8%       6.9%        4.7%          2.8%          2.5%
                                                     ---------  ---------  ----------  ------------  ------------
                                                     ---------  ---------  ----------  ------------  ------------

------------------------

(1) Data is presented for FIRSTPLUS Financial, Inc. ("FIRSTPLUS Financial") because prior to October 4, 1994 the Company did not have servicing operations and because the servicing operations of FIRSTPLUS Financial West, Inc. ("FIRSTPLUS West") for such periods related primarily to non-High LTV Loans. See "--Combination," below.

(2) Includes loans on properties on which the Company is foreclosing and properties in bankruptcy, but excludes real estate owned.

                        LOSS AND DEFAULT CHARACTERISTICS
                         OF THE SERVICED LOAN PORTFOLIO

                                                  FIRSTPLUS
                                                 FINANCIAL(1)                        COMPANY
                                             --------------------  -------------------------------------------
                                             YEAR ENDED DECEMBER                   YEAR ENDED
                                                     31,           -------------------------------------------
                                             --------------------  DECEMBER 31,   SEPTEMBER 30,  SEPTEMBER 30,
                                               1993       1994         1995           1996           1997
                                             ---------  ---------  -------------  -------------  -------------
Net losses as a percentage of the average
 Serviced Loan Portfolio(2)................      0.39%      0.44%        0.04%          0.26%          0.23%
Defaults as a percentage of the average
 Serviced Loan Portfolio(2)(3).............      2.04%      2.64%        0.69%          1.29%          1.32%

------------------------

(1) Data is presented for FIRSTPLUS Financial because prior to October 4, 1994 the Company did not have servicing operations and because the servicing operations of FIRSTPLUS West for such periods related primarily to non-High LTV Loans. See "-- Combination," below.

(2) The average Serviced Loan Portfolio is calculated by adding the beginning and ending balances for the fiscal year and dividing the sum by two.

(3) A loan is defaulted when management deems that the loan is no longer collectible. Generally, this occurs after 180 days of delinquency.

    While the preceding tables generally indicate that the Company is experiencing declining delinquency, loss and default rates on its Serviced Loan Portfolio as a whole, such rates have followed historical trends on a pool-by-pool basis, which trends assume increased rates of delinquencies over time. Although such increases to date have been within the parameters anticipated by the Company at the time of each securitization, there can be no assurance that such rates will not continue to increase. Loans selected by the Company to contribute to the securitization trusts generally possess reduced delinquency, default and loss rates due to certain requirements of the securitization trusts and the Company's own policy with regard to selecting loans to contribute to the securitization trusts. As these loans age, the securitization trusts will tend to experience gradual increases in delinquency, default and loss rates because of the underlying securitized loans' trend toward historically higher delinquency, default and loss rates. The overall decline in such rates on the Serviced Loan Portfolio is principally due to the increased volume of loans originated by the Company. The Company calculates its delinquency and default rates by dividing the amount of delinquent or defaulted loans in the Serviced Loan Portfolio by the total Serviced Loan Portfolio. Since the Company originates higher volumes of new loans that, due to their lack of seasoning, tend to have lower delinquency and default rates, the Company's overall delinquency and default rates have decreased. See "--Securitization," below.

    The following table sets forth certain delinquency and default information with respect to the Company's securitizations:

           DELINQUENCY AND DEFAULTS FOR THE COMPANY'S SECURITIZATIONS

                                                   1994-1                  1995-1                  1995-2            1995-3
                                           ----------------------  ----------------------  ----------------------  ----------
As of September 30, 1995
Current..................................  $34,868,000      91.3%  $15,139,000      92.5%  $96,420,000      96.0%  $65,297,000
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
31-60 days...............................  $1,387,000        3.6%  $  453,000        2.8%  $1,800,000        1.8%  $  199,000
61-90 days...............................     473,000        1.3      250,000        1.5      793,000        0.8      191,000
91 days and over.........................   1,444,000        3.8      526,000        3.2    1,433,000        1.4       30,000
                                           ----------      ---     ----------      ---     ----------      ---     ----------
  Total..................................  $3,304,000        8.7%  $1,229,000        7.5%  $4,026,000        4.0%  $  420,000
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
Defaults/Defaults as a percentage of
  average monthly balance................  $   71,000        0.2%  $   --            0.0%  $   --            0.0%  $   --
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
As of December 31, 1995
Current..................................  $32,363,000      91.3%  $14,259,000      93.0%  $91,198,000      94.6%  $72,189,000
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
31-60 days...............................  $1,778,000        5.0%  $  444,000        2.9%  $2,080,000        2.2%  $  947,000
61-90 days...............................     379,000        1.1      204,000        1.3      785,000        0.8      229,000
91 days and over.........................     939,000        2.6      425,000        2.8    2,345,000        2.4      317,000
                                           ----------      ---     ----------      ---     ----------      ---     ----------
  Total..................................  $3,096,000        8.7%  $1,073,000        7.0%  $5,210,000        5.4%  $1,493,000
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
Defaults/Defaults as a percentage of
  average monthly balance................  $  987,000        2.4%  $  490,000        3.0%  $  558,000        0.6%  $   --
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
As of March 31, 1996
Current..................................  $30,713,649      94.2%  $13,811,292      93.8%  $86,622,634      93.9%  $69,665,579
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
31-60 days...............................  $  905,179        2.8%  $  278,372        1.9%  $1,491,122        1.6%  $1,295,274
61-90 days...............................     239,990        0.7      125,908        0.9      838,610        0.9      549,267
91 days and over.........................     793,467        2.3      508,113        3.4    3,330,116        3.6      970,070
                                           ----------      ---     ----------      ---     ----------      ---     ----------
  Total..................................  $1,938,636        5.8%  $  912,393        6.2%  $5,659,848        6.1%  $2,814,611
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
Defaults/Defaults as a percentage of
  average monthly balance................  $  185,054        0.5%  $  105,556        0.7%  $  471,493        0.5%  $   97,304
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
As of June 30, 1996
Current..................................  $28,168,294      93.0%  $13,019,667      92.9%  $81,073,528      92.8%  $66,219,920
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
31-60 days...............................  $  855,792        2.8%  $  398,922        2.8%  $1,820,636        2.1%  $1,287,665
61-90 days...............................     297,607        1.0      130,923        0.9      823,536        0.9      732,604
91 days and over.........................     970,497        3.2      475,344        3.4    3,700,779        4.2    2,429,046
                                           ----------      ---     ----------      ---     ----------      ---     ----------
  Total..................................  $2,123,896        7.0%  $1,005,189        7.1%  $6,344,951        7.2%  $4,449,315
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
Defaults/Defaults as a percentage of
  average monthly balance................  $  199,381        0.6%  $  225,326        1.6%  $1,110,712        1.2%  $  137,237
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
As of September 30, 1996
Current..................................  $26,144,645      93.0%  $11,679,850      91.2%  $75,587,362      92.3%  $62,174,546
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
31-60 days...............................  $  715,727        2.5%  $  550,826        4.3%  $1,774,053        2.2%  $1,664,704
61-90 days...............................     242,578        0.9      114,445        0.9      819,700        1.0      894,362
91 days and over.........................   1,004,791        3.6      464,207        3.6    3,722,225        4.5    2,118,067
                                           ----------      ---     ----------      ---     ----------      ---     ----------
  Total..................................  $1,963,096        7.0%  $1,129,478        8.8%  $6,315,978        7.7%  $4,677,133
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
Defaults/Defaults as a percentage of
  average monthly balance................  $  320,051        1.1%  $  264,774        2.0%  $1,536,788        1.8%  $  857,380
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------

                                                               1995-4
                                                       ----------------------
As of September 30, 1995
Current..................................       99.4%
                                               ---
                                               ---
31-60 days...............................        0.3%
61-90 days...............................        0.3
91 days and over.........................        0.0
                                               ---
  Total..................................        0.6%
                                               ---
                                               ---
Defaults/Defaults as a percentage of
  average monthly balance................        0.0%
                                               ---
                                               ---
As of December 31, 1995
Current..................................       98.0%  $74,663,000      99.7%
                                               ---     ----------      ---
                                               ---     ----------      ---
31-60 days...............................        1.3%  $  218,000        0.3%
61-90 days...............................        0.3       16,000        0.0
91 days and over.........................        0.4       25,000        0.0
                                               ---     ----------      ---
  Total..................................        2.0%  $  259,000        0.3%
                                               ---     ----------      ---
                                               ---     ----------      ---
Defaults/Defaults as a percentage of
  average monthly balance................        0.0%  $   --            0.0%
                                               ---     ----------      ---
                                               ---     ----------      ---
As of March 31, 1996
Current..................................       96.1%  77,427,295       98.5%
                                               ---     ----------      ---
                                               ---     ----------      ---
31-60 days...............................        1.8%  $  617,991        0.8%
61-90 days...............................        0.8      225,096        0.3
91 days and over.........................        1.3      275,033        0.4
                                               ---     ----------      ---
  Total..................................        3.9%   1,118,120        1.5%
                                               ---     ----------      ---
                                               ---     ----------      ---
Defaults/Defaults as a percentage of
  average monthly balance................        0.1%  $   40,000        0.1%
                                               ---     ----------      ---
                                               ---     ----------      ---
As of June 30, 1996
Current..................................       93.8%  $73,917,023      95.9%
                                               ---     ----------      ---
                                               ---     ----------      ---
31-60 days...............................        1.8%  $1,283,481        1.7%
61-90 days...............................        1.0      782,049        1.0
91 days and over.........................        3.4      108,581        1.4
                                               ---     ----------      ---
  Total..................................        6.2%  $2,174,111        4.1%
                                               ---     ----------      ---
                                               ---     ----------      ---
Defaults/Defaults as a percentage of
  average monthly balance................        0.2%  $  100,109        0.1%
                                               ---     ----------      ---
                                               ---     ----------      ---
As of September 30, 1996
Current..................................       93.0%  $70,611,343      95.4%
                                               ---     ----------      ---
                                               ---     ----------      ---
31-60 days...............................        2.5%  $1,379,826        1.9%
61-90 days...............................        1.3      687,279        0.9
91 days and over.........................        3.2    1,356,079        1.8
                                               ---     ----------      ---
  Total..................................        7.0%  $3,423,184        4.6%
                                               ---     ----------      ---
                                               ---     ----------      ---
Defaults/Defaults as a percentage of
  average monthly balance................        1.2%  $  394,616        0.5%
                                               ---     ----------      ---
                                               ---     ----------      ---

                                                   1994-1                  1995-1                  1995-2            1995-3
                                           ----------------------  ----------------------  ----------------------  ----------
As of December 30, 1996
Current..................................  $23,532,768      92.0%  $10,665,351      91.7%  $70,457,783      92.1%  $59,383,111
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
31-60 days...............................  $1,080,529        4.2%  $  462,741        4.0%  $1,807,848        2.4%  $1,468,843
61-90 days...............................     350,183        1.4      233,389        2.0      823,190        1.0      658,259
91 days and over.........................     619,926        2.4      263,562        2.3    3,446,709        4.5    1,793,172
                                           ----------      ---     ----------      ---     ----------      ---     ----------
  Total..................................  $2,050,638        8.0%  $  959,692        8.3%  $6,077,747        7.9%  $3,920,274
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
Defaults/Defaults as a percentage of
  average monthly balance................  $  634,203        2.4%  $  490,392        4.1%  $1,813,791        2.3%  $  800,500
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
As of March 30, 1997
Current..................................  $22,114,581      92.8%  $10,618,716      94.9%  $66,114,521      92.2%  $56,938,309
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
31-60 days...............................  $  825,212        3.5%  $  272,528        2.4%  $1,577,440        2.2%  $  962,811
61-90 days...............................     288,668        1.2      101,867        0.9      572,560        0.8      691,445
91 days and over.........................     606,693        2.5      198,544        1.8    3,463,309        4.8    1,300,808
                                           ----------      ---     ----------      ---     ----------      ---     ----------
  Total..................................  $1,720,573        7.2%  $  572,939        5.1%  $5,613,309        7.8%  $2,955,064
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
Defaults/Defaults as a percentage of
  average monthly balance................  $  178,380        0.7%  $   48,209        0.4%  $1,358,895        2.4%  $  641,747
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
As of June 30, 1997
Current..................................  $20,283,423      93.9%  $9,941,667       93.9%  $61,081,909      92.0%  $53,575,335
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
31-60 days...............................  $  531,183        2.5%  $  294,120        2.8%  $1,631,118        2.5%  $1,207,350
61-90 days...............................     287,073        1.3       86,402        0.8      573,466        0.9      644,270
91 days and over.........................     482,870        2.3      262,737        2.5    3,108,656        4.6    1,254,797
                                           ----------      ---     ----------      ---     ----------      ---     ----------
  Total..................................  $1,301,126        6.1%  $  643,259        6.1%  $5,313,240        8.0%  $3,106,417
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
Defaults/Defaults as a percentage of
  average monthly balance................  $  404,878        1.8%  $  173,790        1.6%  $1,767,437        2.6%  $1,021,438
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
As of September 30, 1997
Current..................................  $18,072,652      91.8%  $8,866,499       89.2%  $55,488,546      90.8%  $49,187,177
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
31-60 days...............................  $  692,133        3.5%  $  593,298        6.0%  $1,969,756        2.8%  $1,602,473
61-90 days...............................     342,706        1.7      186,600        1.9      828,135        1.4      565,210
91 days and over.........................     585,576        3.0      288,825        2.9    3,050,793        5.0    1,401,868
                                           ----------      ---     ----------      ---     ----------      ---     ----------
  Total..................................  $1,620,415        8.2%  $1,068,723       10.8%  $5,848,684        9.2%  $3,569,551
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------
Defaults/Defaults as a percentage of
  average monthly balance................  $  269,331        1.3%  $  134,480        1.3%  $1,272,839        2.0%  $  913,673
                                           ----------      ---     ----------      ---     ----------      ---     ----------
                                           ----------      ---     ----------      ---     ----------      ---     ----------

                                                               1995-4
                                                       ----------------------
As of December 30, 1996
Current..................................           %  $66,304,004      94.7%
                                               ---     ----------      ---
                                               ---     ----------      ---
31-60 days...............................        2.3%  $1,760,430        2.5%
61-90 days...............................        1.0      562,062        0.8
91 days and over.........................        2.7    1,386,342        2.0
                                               ---     ----------      ---
  Total..................................        6.0%  $3,708,834        5.3%
                                               ---     ----------      ---
                                               ---     ----------      ---
Defaults/Defaults as a percentage of
  average monthly balance................        1.2%  $  679,389        1.0%
                                               ---     ----------      ---
                                               ---     ----------      ---
As of March 30, 1997
Current..................................       95.0%  $62,347,932      94.9%
                                               ---     ----------      ---
                                               ---     ----------      ---
31-60 days...............................        1.6%  $1,644,842        2.5%
61-90 days...............................        1.2      450,710        0.7
91 days and over.........................        2.2    1,263,599        1.9
                                               ---     ----------      ---
  Total..................................        5.0%  $3,359,151        5.1%
                                               ---     ----------      ---
                                               ---     ----------      ---
Defaults/Defaults as a percentage of
  average monthly balance................        1.1%  $  716,857        1.4%
                                               ---     ----------      ---
                                               ---     ----------      ---
As of June 30, 1997
Current..................................       94.6%  $59,660,176      94.9%
                                               ---     ----------      ---
                                               ---     ----------      ---
31-60 days...............................        2.1%  $1,292,324        2.0%
61-90 days...............................        1.1      678,822        1.1
91 days and over.........................        2.2    1,311,599        2.0
                                               ---     ----------      ---
  Total..................................        5.4%  $3,282,745        5.1%
                                               ---     ----------      ---
                                               ---     ----------      ---
Defaults/Defaults as a percentage of
  average monthly balance................        1.8%  $1,023,114        1.6%
                                               ---     ----------      ---
                                               ---     ----------      ---
As of September 30, 1997
Current..................................       93.0%  $55,617,635      93.2%
                                               ---     ----------      ---
                                               ---     ----------      ---
31-60 days...............................        3.1%  $1,707,917        2.9%
61-90 days...............................        1.1      746,972        1.3
91 days and over.........................        2.8    1,607,128        2.6
                                               ---     ----------      ---
  Total..................................        7.0%  $4,062,017        6.8%
                                               ---     ----------      ---
                                               ---     ----------      ---
Defaults/Defaults as a percentage of
  average monthly balance................        1.7%  $  961,716        1.6%
                                               ---     ----------      ---
                                               ---     ----------      ---

                                               1996-1                   1996-2                  1996-A            1996-3
                                       -----------------------  -----------------------  ---------------------  -----------
As of March 31, 1995
Current..............................  $117,918,981      99.3%
                                       -----------      ---
                                       -----------      ---
31-60 days...........................      326,276        0.3%
61-90 days...........................      361,219        0.3
91 days and over.....................       74,722        0.1
                                       -----------      ---
  Total..............................  $   762,217        0.7%
                                       -----------      ---
                                       -----------      ---
Defaults/Defaults as a percentage of
  average monthly balance............  $   --             0.0%
                                       -----------      ---
                                       -----------      ---
As of June 30, 1996
Current..............................  $113,928,024      97.4%  $208,420,466      99.8%  $8,333,228      99.2%
                                       -----------      ---     -----------      ---     ---------      ---
                                       -----------      ---     -----------      ---     ---------      ---
31-60 days...........................  $ 1,511,784        1.3%  $   427,930        0.2%  $  65,949        0.8%
61-90 days...........................      638,324        0.6       --             0.0           0        0.0
91 days and over.....................      860,779        0.7        28,385        0.0           0        0.0
                                       -----------      ---     -----------      ---     ---------      ---
  Total..............................  $ 3,010,887        2.6%  $   456,315        0.2%  $  65,949        0.8%
                                       -----------      ---     -----------      ---     ---------      ---
                                       -----------      ---     -----------      ---     ---------      ---
Defaults/Defaults as a percentage of
  average monthly balance............  $   --             0.0%  $   --             0.0%  $  --            0.0%
                                       -----------      ---     -----------      ---     ---------      ---
                                       -----------      ---     -----------      ---     ---------      ---
As of September 30, 1996
Current..............................  $109,902,730      96.3%  $243,902,224      98.9%  $7,690,213      96.9%  $254,868,067
                                       -----------      ---     -----------      ---     ---------      ---     -----------
                                       -----------      ---     -----------      ---     ---------      ---     -----------
31-60 days...........................  $ 1,336,403        1.2%  $ 1,480,512        0.6%  $ 116,997        1.5%  $    25,000
61-90 days...........................      558,174        0.5       591,187        0.3      55,477        0.7        20,000
91 days and over.....................    2,266,643        2.0       589,090        0.2      72,897        0.9             0
                                       -----------      ---     -----------      ---     ---------      ---     -----------
  Total..............................  $ 4,161,220        3.7%  $ 2,660,789        1.1%  $ 245,371        3.1%  $    45,000
                                       -----------      ---     -----------      ---     ---------      ---     -----------
                                       -----------      ---     -----------      ---     ---------      ---     -----------
Defaults/Defaults as a percentage of
  average monthly balance............  $   175,637        0.2%  $   200,030        0.1%  $  --            0.0%  $   --
                                       -----------      ---     -----------      ---     ---------      ---     -----------
                                       -----------      ---     -----------      ---     ---------      ---     -----------
As of December 31, 1996
Current..............................  $105,266,013      95.6%  $236,002,357      97.8%  6,809,793       95.2%  295,021,700
                                       -----------      ---     -----------      ---     ---------      ---     -----------
                                       -----------      ---     -----------      ---     ---------      ---     -----------
31-60 days...........................  $ 2,227,931        2.0%  $ 2,599,079        1.0%  $ 170,583        2.4%  $ 1,410,730
61-90 days...........................      929,707        0.9     1,380,711        0.6      50,708        0.7       507,110
91 days and over.....................    1,665,290        1.5     1,388,226        0.6     121,214        1.7       206,053
                                       -----------      ---     -----------      ---     ---------      ---     -----------
  Total..............................  $ 4,822,928        4.4%  $ 5,368,016        2.2%  $ 342,505        4.8%  $ 2,123,893
                                       -----------      ---     -----------      ---     ---------      ---     -----------
                                       -----------      ---     -----------      ---     ---------      ---     -----------
Defaults/Defaults as a percentage of
  average monthly balance............  $ 1,123,446        1.0%  $   440,064        1.8%  $  57,447        0.8%  $   --
                                       -----------      ---     -----------      ---     ---------      ---     -----------
                                       -----------      ---     -----------      ---     ---------      ---     -----------

                                                           1996-4
                                                   -----------------------
As of March 31, 1995
Current..............................

31-60 days...........................
61-90 days...........................
91 days and over.....................

  Total..............................

Defaults/Defaults as a percentage of
  average monthly balance............

As of June 30, 1996
Current..............................

31-60 days...........................
61-90 days...........................
91 days and over.....................

  Total..............................

Defaults/Defaults as a percentage of
  average monthly balance............

As of September 30, 1996
Current..............................      100.0%
                                         -----
                                         -----
31-60 days...........................        0.0%
61-90 days...........................        0.0
91 days and over.....................        0.0
                                         -----
  Total..............................        0.0%
                                         -----
                                         -----
Defaults/Defaults as a percentage of
  average monthly balance............        0.0%
                                         -----
                                         -----
As of December 31, 1996
Current..............................       99.3%  346,944,358       99.5%
                                         -----     -----------      ---
                                         -----     -----------      ---
31-60 days...........................        0.5%  $   989,446        0.3%
61-90 days...........................        0.2       543,897        0.2
91 days and over.....................        0.0       122,019        0.0
                                         -----     -----------      ---
  Total..............................        0.7%  $ 1,655,362        0.5%
                                         -----     -----------      ---
                                         -----     -----------      ---
Defaults/Defaults as a percentage of
  average monthly balance............        0.0%  $   --             0.0%
                                         -----     -----------      ---
                                         -----     -----------      ---

                                               1996-1                   1996-2                  1996-A            1996-3
                                       -----------------------  -----------------------  ---------------------  -----------
As of March 30, 1997
Current..............................  $101,613,983      96.3%  $227,178,957      97.3%  $6,753,126      96.4%  $287,341,905
                                       -----------      ---     -----------      ---     ---------      ---     -----------
                                       -----------      ---     -----------      ---     ---------      ---     -----------
31-60 days...........................  $ 1,424,564        1.4%  $ 2,347,100        1.0%  $ 108,681        1.6%  $ 2,247,690
61-90 days...........................      871,113        0.8     1,190,151        0.5      50,910        0.7     1,425,593
91 days and over.....................    1,636,840        1.5     2,785,904        1.2      93,532        1.3     1,236,080
                                       -----------      ---     -----------      ---     ---------      ---     -----------
  Total..............................  $ 3,932,517        3.7%  $ 6,323,155        2.7%  $ 253,123        3.6%  $ 4,909,363
                                       -----------      ---     -----------      ---     ---------      ---     -----------
                                       -----------      ---     -----------      ---     ---------      ---     -----------
Defaults/Defaults as a percentage of
  average monthly balance............  $   951,492        0.9%  $ 1,660,128        0.7%  $  58,890        0.8%  $    95,557
                                       -----------      ---     -----------      ---     ---------      ---     -----------
                                       -----------      ---     -----------      ---     ---------      ---     -----------
As of June 30, 1997
Current..............................  $96,315,509       95.7%  $214,467,653      96.4%  $6,112,007      95.0%  $275,944,211
                                       -----------      ---     -----------      ---     ---------      ---     -----------
                                       -----------      ---     -----------      ---     ---------      ---     -----------
31-60 days...........................  $ 1,626,416        1.6%  $ 2,758,418        1.2%  $ 115,608        1.8%  $ 3,638,976
61-90 days...........................      703,507        0.7     1,371,029        0.7     101,526        1.6     2,062,225
91 days and over.....................    1,962,182        2.0     3,791,681        1.7     100,900        1.6     3,220,510
                                       -----------      ---     -----------      ---     ---------      ---     -----------
  Total..............................  $ 4,292,105        4.3%  $ 7,921,128        3.6%  $ 318,034        5.0%  $ 8,921,711
                                       -----------      ---     -----------      ---     ---------      ---     -----------
                                       -----------      ---     -----------      ---     ---------      ---     -----------
Defaults/Defaults as a percentage of
  average monthly balance............  $ 1,592,801        1.6%  $ 2,275,500        1.0%  $  90,102        1.4%  $ 1,391,811
                                       -----------      ---     -----------      ---     ---------      ---     -----------
                                       -----------      ---     -----------      ---     ---------      ---     -----------
As of September 30, 1997
Current..............................  $84,803,215       94.8%  $199,122,950      95.0%  $5,641,689      93.6%  $260,420,883
                                       -----------      ---     -----------      ---     ---------      ---     -----------
                                       -----------      ---     -----------      ---     ---------      ---     -----------
31-60 days...........................  $ 1,644,166        1.7%  $ 4,231,050        2.0%  $ 126,240        2.1%  $ 4,269,060
61-90 days...........................    1,090,910        1.2     2,055,542        1.0      90,543        1.5     2,676,132
91 days and over.....................    2,187,792        2.3     4,313,916        2.0     168,860        2.8     5,198,596
                                       -----------      ---     -----------      ---     ---------      ---     -----------
  Total..............................  $ 4,922,868        5.2%  $10,600,508        5.0%  $ 385,643        6.4%  $12,143,788
                                       -----------      ---     -----------      ---     ---------      ---     -----------
                                       -----------      ---     -----------      ---     ---------      ---     -----------
Defaults/Defaults as a percentage of
  average monthly balance............  $ 1,282,167        1.3%  $ 2,782,107        1.3%  $  51,688        0.9%  $ 2,534,166
                                       -----------      ---     -----------      ---     ---------      ---     -----------
                                       -----------      ---     -----------      ---     ---------      ---     -----------

                                                           1996-4
                                                   -----------------------
As of March 30, 1997
Current..............................       98.3%  $386,003,905      98.4%
                                         -----     -----------      ---
                                         -----     -----------      ---
31-60 days...........................        0.8%  $ 3,482,976        0.9%
61-90 days...........................        0.5     1,163,532        0.3
91 days and over.....................        0.4     1,588,531        0.4
                                         -----     -----------      ---
  Total..............................        1.7%  $ 6,235,039        1.6%
                                         -----     -----------      ---
                                         -----     -----------      ---
Defaults/Defaults as a percentage of
  average monthly balance............        0.3%  $   455,114        0.1%
                                         -----     -----------      ---
                                         -----     -----------      ---
As of June 30, 1997
Current..............................       96.9%  $372,819,289      98.0%
                                         -----     -----------      ---
                                         -----     -----------      ---
31-60 days...........................        1.3%  $ 3,371,302        0.7%
61-90 days...........................        0.7     2,251,278        0.5
91 days and over.....................        1.1     3,868,870        0.8
                                         -----     -----------      ---
  Total..............................        3.1%  $ 9,491,450        2.0%
                                         -----     -----------      ---
                                         -----     -----------      ---
Defaults/Defaults as a percentage of
  average monthly balance............        0.5%  $ 1,449,334        0.6%
                                         -----     -----------      ---
                                         -----     -----------      ---
As of September 30, 1997
Current..............................       95.5%  $354,229,887      96.2%
                                         -----     -----------      ---
                                         -----     -----------      ---
31-60 days...........................        1.6%  $ 5,658,964        1.5%
61-90 days...........................        1.0     3,085,950        0.8
91 days and over.....................        1.9     5,300,546        1.5
                                         -----     -----------      ---
  Total..............................        4.5%  $14,045,460        3.8%
                                         -----     -----------      ---
                                         -----     -----------      ---
Defaults/Defaults as a percentage of
  average monthly balance............        0.9%  $ 3,240,850        0.9%
                                         -----     -----------      ---
                                         -----     -----------      ---

                                                         1997-1                   1997-2                   1997-3
                                                 -----------------------  -----------------------  -----------------------
As of March 30, 1997
Current........................................  $485,624,541      99.5%
                                                 -----------      ---
                                                 -----------      ---
31-60 days.....................................  $ 1,839,260        0.4%
61-90 days.....................................      535,362        0.1
91 days and over...............................            0        0.0
                                                 -----------      ---
  Total........................................  $ 2,374,622        0.5%
                                                 -----------      ---
                                                 -----------      ---
Defaults/Defaults as a percentage of average
  monthly balance..............................  $   --             0.1%
                                                 -----------      ---
                                                 -----------      ---
As of June 30, 1997
Current........................................  $581,974,459      98.8%  $562,506,359      99.7%
                                                 -----------      ---     -----------      ---
                                                 -----------      ---     -----------      ---
31-60 days.....................................  $ 3,403,985        0.6%  $ 1,561,006        0.3%
61-90 days.....................................    1,439,664        0.2             0        0.0
91 days and over...............................    2,461,163        0.4             0        0.0
                                                 -----------      ---     -----------      ---
  Total........................................  $ 7,304,822        1.2%  $ 1,561,006        0.3%
                                                 -----------      ---     -----------      ---
                                                 -----------      ---     -----------      ---
Defaults/Defaults as a percentage of average
  monthly balance..............................  $   --             0.6%  $   --             0.0%
                                                 -----------      ---     -----------      ---
                                                 -----------      ---     -----------      ---
As of September 30, 1997
Current........................................  $561,445,682      97.7%  $726,587,736      99.0%  $646,169,548      99.8%
                                                 -----------      ---     -----------      ---     -----------      ---
                                                 -----------      ---     -----------      ---     -----------      ---
31-60 days.....................................  $ 5,424,873        0.9%    4,321,224        0.6%  $ 1,048,375        0.2%
61-90 days.....................................    2,977,183        0.5     1,604,839        0.2             0        0.0
91 days and over...............................    5,131,242        0.9     1,340,478        0.2             0        0.0
                                                 -----------      ---     -----------      ---     -----------      ---
  Total........................................  $13,533,298        2.3%  $ 7,266,541        1.0%  $ 1,048,375        0.2%
                                                 -----------      ---     -----------      ---     -----------      ---
                                                 -----------      ---     -----------      ---     -----------      ---
Defaults/Defaults as a percentage of average
  monthly balance..............................  $ 1,764,460        0.8%  $   --           --   %  $   --           --   %
                                                 -----------      ---     -----------      ---     -----------      ---
                                                 -----------      ---     -----------      ---     -----------      ---

MANAGEMENT INFORMATION SYSTEMS

    The Company has made substantial investments in upgrading its information technology infrastructure during the past year and will continue to make such investments throughout 1998. The Company has installed large scale Unix-based Sun hardware to run the new loan origination software and believes such hardware will become the Company's platform for the future. The Company has standardized on an ATM-based network backbone technology and a frame relay network to connect its major processing locations. Other standardization efforts include addressing database management, data warehousing, knowledge management, application development and back-office systems architectures. The Company's communications and knowledge-sharing are supported by a group-wide Lotus Notes infrastructure.

    The Company is making major upgrades to the call center technologies employed by the various sites of the Company and is planning to employ Internet-based technology to create online communication network with its Correspondents and other customers. Intelligent document imaging technologies will be deployed throughout the Company during fiscal 1998.

SECURITIZATION

    Since fiscal 1995, substantially all of the loans originated or purchased by the Company have been sold through securitization transactions. The Company sold through securitization transactions approximately $723.1 million and $2.4 billion of loans during fiscal 1996 and fiscal 1997, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Accounting Considerations."

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

COMPETITION

    The consumer finance market is highly competitive and fragmented. The Company competes with a number of finance companies that provide financing programs to individuals who cannot qualify for traditional financing. In the past year, competition has increased for these individuals, thereby providing more financing alternatives. To a lesser extent, the Company competes, or will compete, with commercial banks, savings and loan associations, credit unions, insurance companies and captive finance arms of major manufacturing companies that currently tend to apply more traditional lending criteria. In addition, in the past year, several companies announced loan programs that will compete directly with the Company's loan products, particularly its High LTV Loans. Many of these competitors and potential competitors are substantially larger and have significantly greater capital and other resources than the Company. In fiscal 1996 and fiscal 1997, approximately 97% and 77%, respectively, of the Company's loans originated were Correspondent Loans, which are expected to remain a significant part of the Company's loan production program. As a purchaser of Correspondent Loans, the Company is exposed to fluctuations in the volume and price of Correspondent Loans resulting from competition from other purchasers of such loans, market conditions and other factors. In addition, Fannie Mae has purchased and is expected to continue to purchase significant volumes of Title I loans on a whole-loan basis. Purchases by Fannie Mae could be made from sources from which the Company also purchases loans. To the extent that purchasers of loans, such as Fannie Mae, enter, or increase their purchasing activities in, the markets in which the Company purchases loans, competitive pressures may decrease the availability of loans or increase the price the Company would have to pay for loans, a phenomenon that has occurred with respect to Title I loans. In addition, increases in the number of companies seeking to originate or purchase loans tend to lower the rates of interest that the Company can charge borrowers and can cause higher prepayment rates, thereby reducing the potential value of subsequently earned gain on securitized loan sales. To the extent that any of these lenders or Fannie Mae significantly expands its activities in the Company's market, or to the extent that new competitors enter the market, the Company's results of operations and financial condition could be materially adversely affected. However, by focusing primarily on higher LTV home improvement loans and debt consolidation loans and by relying on the creditworthiness of the borrower rather than the collateral, the Company believes it is able to differentiate itself from other participants in the market.

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

    The Company's loan origination activities are subject to laws and regulations in each of the states in which those activities are conducted. The Company's activities as a lender are also subject to various federal laws including but not limited to the Truth in Lending Act ("TILA"), the Real Estate Settlement Procedures Act ("RESPA"), the Equal Credit Opportunity Act ("ECOA"), the Home Mortgage Disclosure Act ("HMDA") and the Fair Credit Reporting Act of 1970, as amended, ("FCRA").

    TILA and Regulation Z promulgated thereunder contain disclosure requirements designed to provide consumers with uniform, understandable information with respect to the cost, terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. TILA also provides consumers a three-day right to cancel certain credit transactions after consummation of those transactions, including loans of the type originated by the Company. The Company believes that it is in compliance with TILA in all material respects. If the Company were found not to be in compliance with TILA, aggrieved borrowers could have the right to rescind their loan transactions with the Company and demand the return of finance charges paid to the Company.

    In September 1994, the Home Ownership and Equity Protection Act of 1994 (the "HOEPA") was enacted. Among other things, the HOEPA makes certain amendments to TILA. The TILA amendments, which became effective in October 1995, generally apply to mortgage loans ("covered loans") with (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $400, or (ii) an annual percentage rate of more than 10 percentage points higher than comparably maturing United States Treasury securities. A substantial majority of the loans originated or purchased by the Company are covered by the HOEPA.

    The HOEPA imposes additional disclosure requirements on lenders originating covered loans and prohibits lenders from originating covered loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan. The Company applies to all covered loans underwriting criteria that take into consideration the borrower's ability to repay.

    The HOEPA also prohibits lenders from including prepayment fee clauses in covered loans to borrowers with a debt-to-income ratio in excess of 50% or covered loans used to refinance existing loans originated by the same lender. The Company will continue to collect prepayment fees on loans originated prior to effectiveness of the HOEPA and on non-covered loans, as well as on covered loans in permitted circumstances. Because the HOEPA did not become effective until October 1995, the level of prepayment fee revenues were not affected in fiscal 1995, but the level of prepayment fee revenues may decline in future years. The HOEPA imposes other restrictions on covered loans, including restrictions on balloon payments and negative amortization features, that the Company does not believe will have a material effect on its operations.

    The Company is also required to comply with ECOA, which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from a consumer credit agency, another statute, the FCRA, requires lenders to supply the applicant with the name and address of the reporting agency. The Company is also required to file an annual report with HUD pursuant to the HMDA.

    RESPA and Regulation X promulgated thereunder certain certain disclosure requirements designed to provide consumers with uniform, understandable information with respect to settlement charges and other costs incurred in connection with obtaining a mortgage loan secured by the borrower's principal residence. RESPA and Regulation X also prohibit any person from paying or receiving a referral fee or any other compensation with respect to covered loans except for the payment of reasonable value for settlement services actually provided in connection with the loan. The Company believes that it is in compliance with RESPA in all material respects.

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

    In the course of its business, the Company may acquire properties securing loans that are in default. See "--Servicing Operations." There is a risk that hazardous or toxic waste could be found on such properties. In such event, the Company could be held responsible for the cost of cleaning up or removing such waste, and such cost could exceed the value of the underlying properties.

    FIRSTPLUS Bank is subject to extensive regulation and supervision under various federal and state laws. FIRSTPLUS Bank is an industrial loan company organized under the laws of the State of California and is subject to regulation by the California Department of Financial Institutions. The deposits of FIRSTPLUS Bank are insured by the Federal Depository Insurance Corporation to the maximum extent permitted by law, which is currently $100,000 per depositor in most cases.

    California and federal law and regulations govern most aspects of the business and operations of FIRSTPLUS Bank, including investments, reserves, the nature and amount of any collateral for loans, maximum loans to one borrower, the timing of availability of deposited funds, the issuance of securities, payment of dividends, branching and expansion. FIRSTPLUS Bank is also subject to requirements and restrictions of various consumer laws and regulations in connection with both its lending and deposit-taking activities.

    Federal and state agencies have broad enforcement powers over depository institutions, including the power to impose substantial fines and other civil and criminal penalties, to terminate deposit insurance and to appoint a conservator or a receiver under a variety of circumstances.

    Because the Company's business is highly regulated, the laws, rules and regulations applicable to the Company are subject to subsequent modification and change. There are currently proposed various laws, rules and regulations that, if adopted, could have an adverse effect on the Company. There can be no assurance that proposed laws, rules and regulations, or other such laws, rules or regulations, will not be adopted in the future that could make compliance much more difficult or expensive, restrict the Company's ability to originate, broker, purchase or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated, brokered, purchased or sold by the Company, or otherwise adversely affect the business or prospects of the Company.

COMBINATION

    The Company was incorporated in Nevada in October 1994 to combine the operations of SFA: State Financial Acceptance Corporation ("SFAC"), a High LTV Loan originator formed in January 1990, and FIRSTPLUS Financial, an approved Title I loan originator and servicer formed in April 1986 (the "Combination"). The Company entered into an agreement with the shareholders of SFAC and with Farm Bureau Life Insurance Company, Inc. ("Farm Bureau"), which at the time was an affiliate of a principal shareholder of FIRSTPLUS Financial, whereby the shareholders of SFAC exchanged their common and preferred stock of SFAC and Farm Bureau exchanged its common stock of FIRSTPLUS Financial for common and preferred stock of the Company. Effective October 4, 1994, FIRSTPLUS Financial and SFAC became wholly owned subsidiaries of the Company, with the shareholders of SFAC controlling the voting shares of the Company. For accounting purposes, the Combination was treated as a purchase of FIRSTPLUS Financial by the Company, and SFAC was accounted for at book value in a manner similar to a pooling of interests as a transaction between entities under common control. In connection with the Combination, each of SFAC and FIRSTPLUS Financial changed their respective fiscal year end from a calendar year end to a September 30 year end.

EMPLOYEES

    At September 30, 1997, the Company employed approximately 3,250 persons. Of the total number of employees at such date, approximately 1,000 were located at the Company's headquarters in Dallas, Texas, and approximately 2,250 were located at the Company's other offices. None of the Company's employees is subject to a collective bargaining agreement, and the Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

    The executive and administrative offices of the Company are located at 1600 Viceroy Drive, Dallas, Texas 75235, and consist of approximately 248,000 square feet. The lease on the premises extends through August 31, 2012 and the current annual rental is approximately $3.2 million.

    The Company also leases space for 199 of its offices. These facilities aggregate approximately 665,000 square feet, with an annual aggregate base rental of approximately $5.5 million. The terms of these leases vary as to duration and escalation provisions. In general, the leases expire through September 2001.

    The Company believes that its facilities are adequate for its current needs, but it will need additional space within the next 12 months. In order to support the growth of its business, the Company is pursuing the purchase and sale-leaseback of other properties in Dallas, Texas.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is involved from time to time in routine litigation incidental to its business. However, the Company believes that it is not a party to any material pending litigation that, if decided adversely to the Company, would have a material adverse effect on the business, income, assets or operations of the Company. The Company is not aware of any material threatened litigation that might involve the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended September 30, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.

    The share price information below has been retroactively adjusted to give effect to the one-for-one common stock dividend paid by the Company on November 29, 1996 to stockholders of record on November 15, 1996. The common stock has been quoted on the Nasdaq National Market ("Nasdaq") under the symbol "FPFG" since March 1997 and before that it was quoted on the Nasdaq under the symbol "RACF" since the Company's Initial Public Offering. The following table sets forth the high and low sales prices of the common stock for the periods indicated, as reported by Nasdaq.

                                                                               HIGH        LOW
                                                                             ---------  ---------
YEAR ENDED SEPTEMBER 30, 1996
Second Quarter (beginning February 1, 1996)................................  $   11.88  $    8.75
Third Quarter..............................................................  $   16.25  $   11.00
Fourth Quarter.............................................................  $   22.88  $   12.44

YEAR ENDING SEPTEMBER 30, 1997
First Quarter..............................................................  $   30.75  $   19.75
Second Quarter.............................................................  $   36.75  $   20.50
Third Quarter..............................................................  $   35.00  $   20.50
Fourth Quarter.............................................................  $   56.25  $   32.75

YEAR ENDED SEPTEMBER 30, 1998
First Quarter (through November 28, 1997)..................................  $   61.88  $   37.00

    On November 28, 1997, the last reported sales price for the common stock was $38.13 per share. As of November 28, 1997, the Company had 36,700,327 outstanding shares of common stock held by 281 stockholders of record. As of November 28, 1997, the Company had 690,905 outstanding shares of common stock non-voting, held by two stockholders of record.

    The Company has never paid, and has no present intention of paying, cash dividends on its common stock. The Company currently intends to retain its earnings to finance the growth and development of its business. Any determination in the future to pay dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations and any other factors deemed relevant by the Board of Directors. Under the terms of the Company's warehouse facilities and other debt agreements, the Company's ability to pay cash dividends to its stockholders is limited.

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

                                                                         YEAR ENDED SEPTEMBER 30,
                                                         --------------------------------------------------------
                                                           1993       1994       1995        1996         1997
                                                         ---------  ---------  ---------  -----------  ----------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Revenues:
    Gains on sales of securitized loans, net of costs..  $  17,115  $  27,671  $  24,597  $   142,433  $  519,426
    Provision for possible credit losses on securitized
      loan sales.......................................     --         --         (3,907)     (48,397)   (231,211)
                                                         ---------  ---------  ---------  -----------  ----------
      Net gain on securitized loan sales...............     17,115     27,671     20,690       94,036     288,215
    Net gains on other loan sales......................     --         --          4,517       11,091      30,086
                                                         ---------  ---------  ---------  -----------  ----------
    Total gain on sale of loans, net...................     17,115     27,671     25,207      105,127     318,301
    Interest income....................................        145      1,845      2,860       25,727     172,734
    Interest only strips interest income...............     --         --         --            5,115      26,920
    Servicing income...................................     --             72      1,049        4,008      21,122
    Origination income.................................     --         --            553        7,242      41,537
    Other income.......................................         54        252        321        2,441      10,826
                                                         ---------  ---------  ---------  -----------  ----------
      Total revenues...................................     17,314     29,840     29,990      149,660     591,440
  Expenses:
    Salaries and employee benefits.....................      7,265     17,054     10,110       36,402     107,558
    Interest expenses..................................         28      1,041      2,660       16,892      93,514
    Other operating expense............................      2,632      6,465      6,964       29,938     120,581
    Provision for possible credit losses...............     --            125        513       11,247      45,307
                                                         ---------  ---------  ---------  -----------  ----------
      Total expenses...................................      9,925     24,685     20,247       94,479     366,960
                                                         ---------  ---------  ---------  -----------  ----------
  Income before income taxes...........................      7,389      5,155      9,743       55,181     224,480
  Provision for income taxes...........................     --         --         (3,903)     (20,969)    (85,311)
                                                         ---------  ---------  ---------  -----------  ----------
  Net income...........................................  $   7,389  $   5,155  $   5,840  $    34,212  $  139,169
                                                         ---------  ---------  ---------  -----------  ----------
                                                         ---------  ---------  ---------  -----------  ----------
Per Share Data:
Net income per share of common stock:
  Primary..............................................  $    0.47  $    0.31  $    0.28  $      1.35  $     3.95
                                                         ---------  ---------  ---------  -----------  ----------
                                                         ---------  ---------  ---------  -----------  ----------
  Fully diluted........................................  $    0.47  $    0.31  $    0.28  $      1.31  $     3.52
                                                         ---------  ---------  ---------  -----------  ----------
                                                         ---------  ---------  ---------  -----------  ----------
Weighted average common and common equivalent shares
  outstanding:
  Primary..............................................     15,597     16,277     20,297       25,358      35,242
  Fully diluted........................................     15,597     16,277     20,297       26,354      40,522

                                                                                 AS OF SEPTEMBER 30,
                                                                     --------------------------------------------
                                                                       1994       1995       1996        1997
                                                                     ---------  ---------  ---------  -----------
BALANCE SHEET DATA:
Loans held for sale, net...........................................  $   6,105  $  19,435  $ 430,812  $ 1,400,446
Interest only strips, net..........................................     --         29,744    132,973      456,123
Total assets.......................................................     12,141     61,341    656,127    2,447,206
Warehouse financing................................................      4,995     18,530    354,481    1,238,156
Term lines.........................................................     --          9,249     57,465      211,751
Notes payable and other borrowings.................................     --          8,003      8,969       39,321
Convertible subordinated notes.....................................     --         --        100,000       69,920
Total liabilities..................................................      7,821     49,607    561,558    2,017,061
Stockholders' equity...............................................      4,321     11,734     94,569      430,145

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the preceding "Selected Financial Data." Additionally, the Company's Consolidated Financial Statements and the notes thereto, as well as other data included in this Report, should be read and analyzed in combination with the analysis below.

    FIRSTPLUS is a specialized consumer finance company that originates, purchases, services and sells consumer finance receivables. The Company's principal loan product is a debt consolidation or home improvement loan secured by a second lien on real property. The Company sells substantially all of its High LTV Loans through its securitization program and retains rights to service these loans.

    During the current fiscal year and in prior fiscal years, the Company utilized securitized loan sales as a fundamental part of its business and financing strategy. Securitized loan sales require companies to recognize revenue at the date of sale based on the present value of estimated future cash flow streams (i.e., gain-on-sale accounting). See "--Certain Accounting Considerations." The Company increased its non-securitization related revenue (primarily the sum of interest income, interest only interest income, servicing income, origination income, and net gains on other loan sales) in fiscal 1997 and decreased the percentage of revenues resulting from the gain on securitized loan sales. Non-securitization related revenue for fiscal 1997 grew to 51.3% of total revenues, compared to 37.2% for fiscal 1996. The Company is continuing to explore ways to increase its non-securitization related revenues, and to reduce or eliminate the use of gain-on-sale accounting.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1997
  VERSUS FISCAL YEAR ENDED SEPTEMBER 30, 1996

    The Company's total revenues increased from $149.7 million for fiscal 1996 to $591.4 million for fiscal 1997, an increase of $441.7 million, or 295.1%.

    The following table sets forth information regarding the components of the Company's revenues for fiscal 1996 and fiscal 1997:

                                                                YEAR ENDED SEPTEMBER 30,
                                                      ---------------------------------------------
                                                              1996                    1997
                                                      ---------------------  ----------------------
                                                                 (DOLLARS IN THOUSANDS)
Gains on securitized loan sales, net of costs.......  $  142,433             $   519,426
Provision for possible credit losses on securitized
  loan sales........................................     (48,397)               (231,211)
                                                      ----------             -----------
  Net gain on securitized loan sales................      94,036       62.9%     288,215       48.7%
Net gain on other loan sales........................      11,091        7.4       30,086        5.1
                                                      ----------  ---------  -----------  ---------
  Total gain on sale of loans, net..................     105,127       70.3      318,301       53.8
Interest income.....................................      25,727       17.2      172,734       29.2
Interest only strips interest income................       5,115        3.4       26,920        4.6
Servicing income....................................       4,008        2.7       21,122        3.6
Origination income..................................       7,242        4.8       41,537        7.0
Insurance and other income..........................       2,441        1.6       10,826        1.8
                                                      ----------  ---------  -----------  ---------
  Total Revenues....................................  $  149,660        100% $   591,440        100%
                                                      ----------  ---------  -----------  ---------
                                                      ----------  ---------  -----------  ---------

    Total gain on sale of loans increased from $105.1 million for fiscal 1996 to $318.3 million for fiscal 1997, an increase of $213.2 million, or 202.9%. Total gain on sale of loans decreased as a percentage of total revenue from 70.3% in fiscal 1996 to 53.8% in fiscal 1997. The Company securitized and sold $723.1 million of High LTV Loans during fiscal 1996 (resulting in net gain on securitized loan sales of $94.0 million) and $2.4 billion of High LTV Loans during fiscal 1997 (resulting in net gain on securitized loan sales of $288.2 million), an increase of $1.7 billion, or 231.9%. The Company earned a weighted average 13.0% profit margin (the ratio of its net gain on sale of loans, after commissions earned, premiums paid and provision for possible credit losses, as a percentage of loans securitized and sold) on the securitized loan sales during fiscal 1996, compared to a 12.0% weighted average profit margin during fiscal 1997.

    The following table sets forth certain data with respect to each of the securitizations the Company closed during fiscal 1997:

                                                      1996-3(1)     1996-4      1997-1      1997-2       1997-3
                                                     -----------  ----------  ----------  ----------  -------------
                                                                         (DOLLARS IN THOUSANDS)

High LTV Loans sold................................   $  44,587   $  400,000  $  600,000  $  750,000  $  650,332(2)
Overcollateralization(3)...........................      --              238         393         169         606
                                                     -----------  ----------  ----------  ----------  -------------
Total High LTV Loans securitized...................   $  44,587   $  400,238  $  600,393  $  750,169  $  650,938
                                                     -----------  ----------  ----------  ----------  -------------
                                                     -----------  ----------  ----------  ----------  -------------
Gain on securitized loan sales.....................   $  10,078   $   89,710  $  136,458  $  148,197  $  134,983
Provision for possible credit losses...............       4,000       39,619      58,721      68,559      60,311
                                                     -----------  ----------  ----------  ----------  -------------
Net gain on securitized loan sales.................   $   6,078   $   50,091  $   77,737  $   79,638  $   74,672
                                                     -----------  ----------  ----------  ----------  -------------
                                                     -----------  ----------  ----------  ----------  -------------
Net gain on securitized loan sales as a percentage
  of total loans securitized and sold (profit
  margin)(4).......................................        13.6%        12.5%       12.9%       10.6%       11.5%
Weighted average life of certificates sold
  (yrs.)...........................................         5.3          5.3         5.5         5.7         5.9
Weighted average FICO score........................         664          664         676         682         684

------------------------

(1) Reflects remaining portion of securitization, the larger portion of which was completed during the quarter ended September 30, 1996.

(2) Only $650.3 million of the $800.0 million securitization was funded during fiscal 1997. Therefore, the remaining balance will be funded in fiscal 1998.

(3) Represents the overcollateralization requirement that is funded with loans.

(4) Gain after commissions earned, premiums paid and recognition of provision for possible credit losses.

    The Company's increase in securitization activity is related to the increased origination of High LTV Loans from fiscal 1996 to fiscal 1997, due to the following reasons:

    1. The Company increased the size of its Correspondent network during this time period, both numerically (306 to 631 for the fiscal year) and geographically (26 states versus 33 states during the respective fiscal years);

    2. The Company increased its production of Direct to Consumer Loans from $45.1 million to $765.3 million during the respective fiscal years;

    The Company paid net loan premiums of $36.4 million in fiscal 1996, compared to net loan premiums of $65.1 million in fiscal 1997, representing an average loan purchase price of 103.1% of par for fiscal 1997, and 102.4% of par for fiscal 1996. This increase resulted from the Company's purchase of loans with relatively higher FICO scores in fiscal 1997. Loan purchase prices are directly related to the quality of the loans purchased, the face interest rate of the acquired loans, the quantity of loans that the Correspondent commits to sell, the nature and longevity of the relationship that the Company maintains with the Correspondent and competitive pressures.

    The Company increased the number of whole-loan sales during fiscal 1997 through the sale of Title I Loans and Conforming First Lien Loans to government agencies and Home Equity Loans to other finance companies.

    Interest only strips interest income increased from $5.1 million in fiscal 1996 to $26.9 million in fiscal 1997, an increase of $21.8 million, or 427.5%. The increase is the result of the Company having an increased amount of securitizations that produce more interest income.

    Interest income increased from $25.7 million for fiscal 1996 to $172.7 million for fiscal 1997, an increase of $147.0 million, or 572.0%. The increase is a result of the increased loan production during fiscal 1997 and the Company's ability to hold loans on its balance sheet for longer periods of time prior to securitization, thereby increasing the average loans held for sale balance. During fiscal 1996 and fiscal 1997, the Company's average monthly balance of loans held for sale was $197.5 million and $1.0 billion, respectively, an increase of $847.5 million, or 429.1%, respectively.

    Servicing fee income increased from $4.0 million for fiscal 1996 to $21.1 million for fiscal 1997, an increase of $17.1 million, or 427.5%. This increase was primarily the result of a significant increase in the average balance of the Serviced Loan Portfolio from $1.3 billion for fiscal 1996 to $2.9 billion for fiscal 1997, an increase of $1.6 billion, or 123%. This increase in the Company's average Serviced Loan Portfolio was the result of the Company's increase in securitizations during fiscal 1997.

    Origination income increased from $7.2 million in fiscal 1996 to $41.5 million in fiscal 1997, an increase of $34.3 million, or 476.4%. The Company collects origination fees on Direct to Consumer Loan originations. The origination fees are deferred and recognized when the loans are securitized, based on an average allocation methodology. The increase in origination income is the result of Direct to Consumer Loan originations increasing from 4% to 23% of total High LTV Loan production in fiscal 1996 and fiscal 1997, respectively.

    Other income increased from $2.4 million in fiscal 1996 to $10.8 million in fiscal 1997, an increase of $8.4 million, or 350.0%. A large component of this increase is due to the increase of insurance-related premiums. The increase in Direct to Consumer Loans provides the Company with the opportunity to sell add-on products such as credit-related policies.

    The following table sets forth information regarding the components of the Company's expenses for fiscal 1996 and fiscal 1997:

                                                                         YEAR ENDED SEPTEMBER
                                                                                  30,
                                                                         ---------------------
                                                                           1996        1997
                                                                         ---------  ----------
                                                                              (AMOUNTS IN
                                                                              THOUSANDS)
Salaries and employee benefits.........................................  $  36,402  $  107,558
Interest expense.......................................................     16,892      93,514
Other operating expenses...............................................     29,938     120,581
Provision for possible credit losses...................................     11,247      45,307
                                                                         ---------  ----------
  Total Expenses.......................................................  $  94,479  $  366,960
                                                                         ---------  ----------
                                                                         ---------  ----------

    Salaries and employee benefits increased from $36.4 million for fiscal 1996 to $107.6 million for fiscal 1997, an increase of $71.2 million, or 195.6%. The Company employed approximately 950 persons as of September 30, 1996, compared to approximately 3,250 persons as of September 30, 1997, an increase of 242.1%. However, during the same time, total revenues increased from $149.7 million to $591.4 million, an increase of $441.7 million, or 295.1%. Although the number of employees increased, the Company's employees were able to originate, securitize and service a proportionately larger loan volume, thereby generating proportionately larger revenues per employee. The Company earned $158,000 of revenue per employee for fiscal 1996, compared to $182,000 of revenue per employee for fiscal 1997.

    Interest expense increased from $16.9 million for fiscal 1996 to $93.5 million for fiscal 1997, an increase of $76.6 million, or 453.3%. Interest expense increased primarily because there were significant increases in borrowings under the Company's various facilities during fiscal 1997 and subordinated debt was outstanding for all of fiscal 1997, while it was outstanding for only 1.5 months during fiscal 1996. As of September 30, 1996, the Company's warehouse debt totaled $354.5 million and bore interest at a weighted average rate of approximately 6.6%. As of September 30, 1997, the Company's warehouse debt totaled $1.2 billion and bore interest at a weighted average interest rate of approximately 6.6%.

    Other operating expenses increased as the Company accommodated the significantly expanded loan origination, securitization and servicing volumes during the respective fiscal years. Other operating expenses consist primarily of rents, professional fees and the costs associated with marketing, underwriting, administration and servicing. The Company expects to incur significantly greater marketing expenses in fiscal 1998 due to its continued strategy of increasing its brand name recognition and its goal of generating significantly larger amounts of Direct to Consumer Loans.

    The provision for possible credit losses increased from $11.2 million for fiscal 1996 to $45.3 million for fiscal 1997, an increase of $34.1 million, or 304.5%. This increase reflects the 225% growth in the loans held for sale portfolio during fiscal 1997, as well as the impact of holding the loans on the balance sheet for longer periods of time during fiscal 1997.

FISCAL YEAR ENDED SEPTEMBER 30, 1996
  VERSUS FISCAL YEAR ENDED SEPTEMBER 30, 1995

    The Company's total revenues increased from $30.0 million for fiscal 1995 to $149.7 million for fiscal 1996, an increase of $119.7 million, or 399.0%. This increase was primarily the result of increases in the Company's net gain on securitized loan sales, although the Company also experienced significant increases in its servicing-related income, interest income and other income during this time period.

    The following table sets forth information regarding the components of the Company's revenues for fiscal 1995 and fiscal 1996:

                                                                           YEAR ENDED SEPTEMBER 30,
                                                                  -------------------------------------------
                                                                          1995                  1996
                                                                  --------------------  ---------------------
                                                                            (DOLLARS IN THOUSANDS)
Gain on securitized loan sales, net of costs....................  $  24,597             $  142,433
Provision for possible credit losses on securitized loan
  sales.........................................................     (3,907)               (48,397)
  Net gain on securitized loan sales............................     20,690       69.0%     94,036       62.9%
                                                                  ---------             ----------
Net gain on other loan sales....................................      4,517       15.1      11,091        7.4
                                                                  ---------  ---------  ----------  ---------
  Total gain on sale of loans, net..............................     25,207       84.1     105,127       70.3
Interest income.................................................      2,860        9.5      25,727       17.2
Interest only strips interest income............................     --         --           5,115        3.4
Servicing income................................................      1,049        3.5       4,008        2.7
Origination income..............................................        553        1.8       7,242        4.8
Insurance and other income......................................        321        1.1       2,441        1.6
                                                                  ---------  ---------  ----------  ---------
  Total Revenues................................................  $  29,990      100.0% $  149,660      100.0%
                                                                  ---------  ---------  ----------  ---------
                                                                  ---------  ---------  ----------  ---------

    Total gain on sale of loans increased from $25.2 million for fiscal 1995 to $105.1 million for fiscal 1996, an increase of $79.9 million, or 317.1%. The Company securitized and sold $234.8 million of High LTV Loans during fiscal 1995 (resulting in a net gain on securitized loan sales of $20.7 million), compared to $723.1 million of High LTV Loans during fiscal 1996 (resulting in a net gain on securitized loan sales of $94.0 million), an increase of $488.3 million, or 208.0%. The Company sold $113.5 million of loans that did not meet its securitization parameters ("non-strategic loans") in whole-loan sales during fiscal 1995 (resulting in net gain on other loan sales of $4.5 million), compared to $290.5 million of non-strategic loans in whole-loan sales during fiscal year 1996 (resulting in net gain on other loan sales of $11.1 million). Additionally, the Company earned a weighted average 8.8% profit margin (the ratio of its gain on sale of loans, after commissions earned, premiums paid and provision for possible credit losses, as a percentage of loans securitized and sold) on the loans it securitized and sold during fiscal 1995, compared to a 13.0% weighted average profit margin on the loans securitized and sold during fiscal 1996.

    The following table sets forth certain data with respect to each of the securitizations the Company closed during fiscal 1996:

                                               1995-3(1)    1995-4      1996-1      1996-2     1996-A(2)     1996-3
                                              -----------  ---------  ----------  ----------  -----------  ----------
                                                                      (AMOUNTS IN THOUSANDS)
Loans sold..................................   $   9,284   $  77,599  $  115,559  $  241,625   $   8,516   $  255,413
Overcollateralization (3)...................      --           2,400       4,440       8,375      --              113
                                              -----------  ---------  ----------  ----------  -----------  ----------
Total loans securitized.....................   $   9,284   $  79,999  $  119,999  $  250,000   $   8,516   $  255,526
                                              -----------  ---------  ----------  ----------  -----------  ----------
                                              -----------  ---------  ----------  ----------  -----------  ----------
Gain on securitized loan sales, net.........   $   1,503   $  16,049  $   24,190  $   43,239   $     691   $   56,761
Provision for possible credit losses........         270       3,706       5,551      12,546         203       26,121
                                              -----------  ---------  ----------  ----------  -----------  ----------
Net gain on securitized loan sales..........   $   1,233   $  12,343  $   18,639  $   30,693   $     488   $   30,640
                                              -----------  ---------  ----------  ----------  -----------  ----------
                                              -----------  ---------  ----------  ----------  -----------  ----------
Net gain after provision for credit losses
  as a percentage of total loans securitized
  and sold ("profit margin") (4)............        13.3%       15.4%       15.5%       12.3%        5.7%        12.0%
Weighted average life of certificates sold
  (yrs.)....................................         4.9         4.2         4.4         4.8         2.9          5.4
Weighted average FICO score.................         636         645         656         662         651          664
Percentage of total loans securitized:
  Conventional..............................        53.9%       62.5%       80.7%       89.0%       41.5%       100.0%
  Title I...................................        46.1%       37.5%       19.3%       11.0%       58.5%         0.0%

------------------------

(1) Reflects remaining portion of securitization, the larger portion of which was completed during the quarter ended September 30, 1995.

(2) Most of the Title I loans in this securitization were unsecured.

(3) Represents the overcollateralization requirement that is funded with loans.

(4) Gain after commissions earned, premiums paid and recognition of provision for possible credit losses.

    The Company's increased securitization activity relates to the increased origination of High LTV Loans for fiscal 1996. The Company was able to increase its production of High LTV Loans from fiscal 1995 to fiscal 1996, for the following reasons:

    1. The Company increased the size of its Correspondent network during this time period, both numerically (86 to 306 during the respective fiscal years) and geographically (19 states to 26 states during the respective fiscal years);

    2. The Company increased its production of Direct to Consumer Loans from $906,000 to $45.1 million during the respective fiscal years;

    3. The Company decreased its production of loans originated through home improvement contractors, which are generally of lower quality, from $36.8 million to $21.6 million during the respective fiscal years; and

    4. The Company acquired First Security Mortgage Corp. (which the Company operates as its "FIRSTPLUS East" division) in December 1995 in a purchase transaction and FIRSTPLUS West in May 1996 in a pooling transaction. During fiscal 1996, FIRSTPLUS East and FIRSTPLUS West originated a total of $206.0 million of strategic loans.

    During fiscal 1996, the Company originated and securitized a greater percentage of non-Title I loans, when compared to fiscal 1995. This continued increase in non-Title I loan emphasis was a result of the relatively small size of the Title I loan market and the Company's desire to meet the needs of its customers, who generally request higher loan amounts and more flexible loan proceeds utilization than the Title I Program offers. Although non-Title I loans require the Company to reserve greater amounts for anticipated losses than do Title I loans, Title I loans generally produce lower gross revenues due to the increased premiums paid in acquisition.

    The Company's profit margin on securitized loans sold increased from a weighted average of 8.8% for fiscal 1995 to 13.0% for fiscal 1996. A portion of this increase was due to the fact that the Company was contractually required to share its securitization gains in its 1994-1 and 1995-2 securitizations, which closed in December 1994 and June 1995, respectively. While the Company was not required to share any securitization gain for any securitizations closed during fiscal 1996, $9.2 million of loans delivered in October 1995, that were attributable to the 1995-3 securitization were subject to the sharing arrangement. Profit margin increases also resulted from the favorable interest rate environment during the period from October 1995 to January 1996, and from increases in interest paid over the life of the loan.

    The Company's gain on securitized loan sales, net, profit margin decreased during fiscal 1996, from 15.4% in the first quarter to 12.0% in the fourth quarter. The decrease was primarily due to the sharp increases in general interest rates from February 1996 to June 1996.

    The Company received net loan discounts of $826,000 for fiscal 1995, compared to $36.4 million of net loan premiums paid for fiscal 1995. This represented an average loan purchase price of 99.6% of par for fiscal 1995, compared to 102.4% of par for fiscal 1996. This increase resulted from the Company's purchase of loans with relatively higher FICO scores and from increased competition for Title I loans. Loan purchase prices are directly related to the quality of the loans purchased, the face interest rate of the acquired loans, the quantity of loans that the Correspondent commits to sell, the nature and longevity of that the relationship the Company maintains with the Correspondent and competitive pressures.

    Interest only strips interest income increased from none in fiscal 1995 to $5.1 million in fiscal 1996. The increase was the result of the Company having no interest only strips outstanding in fiscal 1995.

    Interest income increased from $2.9 million for fiscal 1995 to $25.7 million for fiscal 1996, an increase of $22.8 million, or 786.2%. This increase was primarily the result of a significant increase in the Company's average balance of loans held for sale. The Company securitizes its loans on a regular basis; however, it earns interest income on the loans it originates prior to such securitizations. During fiscal 1995 and fiscal 1996, the Company's average monthly balance of loans held for sale, including non-strategic loans, was $19.4 million at par and $197.5 million at par, respectively, an increase of $178.1 million, or 918.0%.

    Servicing fee income increased from $1.0 million for fiscal 1995 to $4.0 million for fiscal 1996, an increase of $30 million, or 300.0%. This increase was primarily the result of a significant increase in the average balance of the Serviced Loan Portfolio from $238.6 million for fiscal 1995 to $1.3 billion for fiscal 1996, an increase of $1.0 billion, or 444.8%. This increase in the Company's average Serviced Loan Portfolio was the result of the Company's increases in loan originations and securitizations during the respective fiscal years.

    Remaining revenue items increased from $874,000 for fiscal 1995 to $9.7 million for fiscal 1996, an increase of $8.8 million, or 1,007.9%. Remaining revenue items consist primarily of loan origination fees that are funded by borrowers at closing.

    The following table sets forth information regarding the components of the Company's expenses for fiscal 1995 and fiscal 1996:

                                                                       YEAR ENDED SEPTEMBER
                                                                               30,
                                                                       --------------------
                                                                         1995       1996
                                                                       ---------  ---------
                                                                           (AMOUNTS IN
                                                                            THOUSANDS)
Salaries and employee benefits.......................................  $  10,110  $  36,402
Interest expense.....................................................      2,660     16,892
Other operating expenses.............................................      6,964     29,938
Provision for possible credit losses.................................        513     11,247
                                                                       ---------  ---------
  Total..............................................................  $  20,247  $  94,479
                                                                       ---------  ---------
                                                                       ---------  ---------

    Salaries and employee benefits increased from $10.1 million for fiscal 1995 to $36.4 million for fiscal 1996, an increase of $26.3 million, or 260.1%. The Company employed approximately 480 persons as of September 30, 1995, compared to approximately 950 persons as of September 30, 1996, an increase of 97.9%. However, during the same time, total revenues increased from $30.0 million to $149.7 million, an increase of $119.7 million, or 399.0%. Although the number of employees increased, the Company's employees were able to originate, securitize and service a proportionately larger amount of loan volume, thereby generating proportionately larger revenues per employee. The Company earned $62,000 of revenue per employee for fiscal 1995, compared to $158,000 of revenue per employee for fiscal 1996.

    Interest expense increased from $2.7 million for fiscal 1995 to $16.9 million for fiscal 1996, an increase of $14.2 million, or 535.0%. Interest expense increased primarily because of the significant increases in borrowings under the Company's warehouse facilities that were incurred during fiscal 1996, partially offset by more favorable interest rates. As of September 30, 1995, the Company's warehouse debt totaled $18.5 million and bore interest at a weighted average rate of approximately 9.25%. As of September 30, 1995, the Company's warehouse debt totaled $354.5 million and bore interest at a weighted average rate of approximately 6.6%.

    Other operating expenses increased as the Company accommodated the significantly expanded loan origination, loan servicing and loan securitization volumes during the respective fiscal years. Other operating expenses consist primarily of Title I Program insurance premiums paid upon the origination of Title I loans, professional fees, rents and the costs associated with marketing, underwriting, administration and servicing.

    The provision for possible credit losses on securitized loan sales increased from $3.9 million for fiscal 1995 to $48.4 million for fiscal 1996, an increase of $44.5 million, or 1,141.0%. The increase was primarily attributable to the 208.1% increase in volume of loans securitized from $234.8 million in fiscal 1995 to $723.1 million in fiscal 1996, and to the fact that a greater amount of securitized loans in fiscal 1996 were non-Title I loans, which require the Company to provide for a higher level of losses, as compared to insured Title I loans. To a lesser extent, the increase is the result of (i) an increase of $2.5 million taken because the default rate for a pool of bulk purchased loans included in the 1995-2 securitization exceeded the estimates made at the time of the securitization, which adjustment was determined in conformity with the Company's current estimation methodology, (ii) an increase of $5.6 million taken for the increased amount of loans held for sale on the Company's balance sheet and (iii) the Company's change from a constant default rate to default curves commencing in the fourth quarter of fiscal 1996.

    Income tax expense increased from $3.9 million for fiscal 1995 to $21.0 million for fiscal 1996, an increase of $17.1 million, or 437.3%. The income tax expense was recorded at statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operations require continued access to financing sources. The Company's primary operating cash requirements include the funding of (i) loan originations, (ii) reserve accounts, overcollateralization requirements, fees and expenses incurred in connection with its securitization transactions, (iii) television, radio and direct mail advertising and other marketing and (iv) administrative and other operating expenses. The Company has been able to utilize a new securitization structure for the 1997-2 and 1997-2 securitizations that does not require an attendant monoline insurance policy. This structure allows the Company to issue the bonds without initial overcollateralization requirements. Overcollateralization requirements are met by future excess cash flows of the specific securitizations. The Company expects to continue to utilize this structure in future securitization transactions.

    In October 1996, the Company increased a warehouse line facility with Bank One, Texas, N.A. ("Bank One Facility") from $60 million to $110 million. In August 1997, the Company increased a repurchase facility with Bear Stearns Home Equity Trust 1996-1 ("Bear Sterns Facility") from $300 million to $600 million. At September 30, 1997, the Company had $79.6 million outstanding under the Bank One Facility and $317.7 million outstanding under the Bear Stearns Facility.

    In November 1996, the Company entered into the $75 million term line with Bear Stearns and Co. Inc. ("Bear Stearns Term Line"). The Bear Stearns Term Line may be utilized by pledging as collateral the interest only strips generated by securitizations in which Bear Stearns is the lead manager. At September 30, 1997, the Company had borrowed $55.0 million under this facility.

    In December 1996, the Company entered into the $100 million term line with PaineWebber Real Estate Securities Inc. (the "PaineWebber Term Line") and the $400 million repurchase facility with PaineWebber Real Estate Securities Inc. ("PaineWebber Repurchase Facility"). In June 1997, the repurchase facility was increased to $500 million. At September 30, 1997, the Company had $66.0 million outstanding under the Term Line and $412.8 million outstanding under the repurchase facility.

    In April 1997, the Company entered into a $300 million repurchase facility with Merrill Lynch Mortgage Capital, Inc. ("Merrill Lynch Repurchase Facility") and a $75 million term line with Merrill Lynch Mortgage Capital, Inc. In June 1997, the Company increased the repurchase facility to $400 million. At September 30, 1997, the Company had borrowed $278.2 million under the repurchase facility and none under the term line.

    In April 1997, the Company entered into a $200 million warehouse line facility with Industrial Bank of Japan ("IBJ Warehouse Facility"). At September 30, 1997, the Company had $190.9 million outstanding under this facility.

    At September 30, 1997, the Company had borrowed $31.3 million from a nationally recognized finance company under a warehouse line facility and term line facility.

    As a result of the Company's increasing volume of loan originations and purchases, and its expanding securitization activities, the Company operates, and expects to continue to operate, on a negative operating cash flow basis. The Company's operations used $496.7 million during fiscal 1996 and $1.2 billion during fiscal 1997. The increase in the use of cash in operations is primarily related to the costs of an enlarged infrastructure, an increasing employee base and the Company's securitization strategy (which increases the gain on sale of securitized loans but reduces the amount of cash received on the sale of loans as compared to whole-loan sales). Cash from financing and investing activities increased primarily due to additional borrowings related to the repurchase facilities, the term lines and other borrowings, which have been used to fund loan originations, working capital and securitization costs. The Company has significantly improved its negative cash flow experience by improving certain negative cash flow features of its securitization program and by maintaining a larger balance of loans held for sale on its balance sheet, which produces a positive net interest cash flow, as well as, increasing the collection of origination fees related to Direct to Consumer Loans.

    In addition, the Company has begun to implement a strategy of maintaining a significant quantity of loans on its balance sheet, thus increasing the length of time that loans are held for sale and materially increasing its interest rate risk. Because the Company's present loan facilities bear interest at variable rates, the Company has a need for medium to long term fixed-rate financing. If the Company is unable to obtain such financing, it could have a material adverse effect on the Company's results of operations and financial conditions.

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

CERTAIN ACCOUNTING CONSIDERATIONS

    During fiscal 1996 and fiscal 1997, the Company sold a substantial amount of its High LTV Loans to third-party investors in securitization transactions. In a securitization transaction, loans originated and purchased by the Company are sold to an independent entity, generally a grantor or owner trust, that holds the loans as trustee for third-party investors. The Company retains the right to service the securitized loans or appoint an approved subservicer.

    The Company retains an interest only strip ("I/O Strip"), which is certificated, which represents the present value of the right to the excess cash flows generated by the securitized loans that represents the difference between
(a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors, (ii) trustee fees, (iii) FHA insurance fees (if applicable), (iv) third-party credit enhancement fees (if applicable), (v) stipulated servicing fees and (vi) estimated loan portfolio losses. The Company's right to receive this excess cash flow stream begins after certain reserve requirements have been met, which are specific to each securitization and are used as a means of credit enhancement. The Company determines the present value of this anticipated cash flow stream at the time each securitization transaction closes, utilizing valuation assumptions appropriate for each particular transaction.

    The significant valuation assumptions are related to the anticipated average lives of the loans sold, the anticipated prepayment speeds and the anticipated credit losses related thereto. In order to determine the present value of this excess cash flow, the Company currently applies an estimated market discount rate of between 10% and 11% to the expected pro forma gross cash flows, which are calculated utilizing the weighted average lives of the securitized loans, and currently applies a risk free discount rate of 6.5% to the anticipated losses attendant to this pro forma cash flow stream (the "Allowance for Possible Credit Losses on Loans Sold" on its balance sheet). Accordingly, the overall effective discount rate utilized on the cash flows, net of expected credit losses is approximately 12.5%. As of September 30, 1996 and 1997, the Company's I/O Strips were $187.2 million and $735.3 million, respectively, and its allowance for possible credit losses on loans securitized were $54.3 million and $279.2 million, respectively. The allowance represented approximately 29% and 38% of the I/O Strips at September 30, 1996 and 1997, respectively.

    The annual prepayment rate of the securitized loans is a function of full and partial prepayments and defaults. In the I/O Strips' fair value estimates, the Company makes assumptions of the prepayment rates of the underlying loans, which the Company believes are reasonable. During fiscal 1997, the Company utilized proprietary prepayment curves generated by the Company's structured finance group (reaching an approximate maximum annual rate of between 14% and 16%).

    With respect to the calculation of the gross charge-off rate for a particular securitization pool, the Company, in part, utilizes the FICO scores of that securitization pool to measure the creditworthiness of the borrowers whose loans are included in the pool. During fiscal 1997, the Company's securitization pool score distributions typically were between 620 and 720, with a weighted average pool score of between 664 and 684. The Company estimates default rates for FICO scores based on historical loan performance and other data available to the Company. The Company has developed historical default rates for its borrowers based on each ten point interval of the FICO score range. Using the expected default rate for each FICO score interval for each securitization, the Company estimates the overall default rate for the borrowers in the securitized pool. When estimating the fair value of the I/O Strips attributable to these securitizations, the Company assumes that its securitization pools will produce annual default rates that correspond to the historical default rates for the FICO score ranges associated with the individual pools, adjusted for accelerated levels of defaults for loan pools with FICO scores lower than 620 and for seasoned loans that have little or no increase in the frequency of defaults.

    In its estimates of annual default rates and total delinquencies, the Company utilizes assumptions that it believes are reasonable. The Company estimates annual default rates and total delinquencies based upon FICO scores, the life of the loans and the mix of the Title I loans to Conventional loans in the securitization, as well as other factors. To more accurately reflect the timing of the actual loan default rates and the impact of the defaults on the overall prepayment rates, the Company utilizes proprietary default curves rather than assuming that defaults occur in a straight line manner over time. The use of the default curves does not impact the estimated total amount of defaults in a securitization, only the timing of when such defaults will occur. The Company believes that the recourse portion of the net I/O Strips' value should be adequate to cover anticipated losses. The Company assumes that there will be no recoveries on charged-off Conventional Loans in its loss estimates. The Company also estimates that total delinquencies (i.e., loans more than 30 days past due) will average 6% to 9% over the life of each securitization.

    The I/O Strips are accounted for under SFAS 115 "ACCOUNTING FOR INVESTMENTS IN CERTAIN DEBT AND EQUITY MARKETABLE SECURITIES." As an I/O Strip is subject to significant prepayment risk, and therefore has an undetermined maturity date, it cannot be classified as held to maturity. The Company has chosen to classify its I/O Strips as available for sale securities. Based on this classification, the Company is required to mark these securities to fair value with the accompanying increases or decreases in fair value being recorded as a separate component of stockholders' equity, net of tax. The determination of fair value is based on the previously mentioned valuation basis, and the Company assesses fair value quarterly.

    As the gain recognized in the year of sale is equal to the present value of the estimated future cash flows from the I/O Strips, the amount of cash actually received over the lives of the loans normally exceeds the gain previously recognized at the time of the loans were sold, and, therefore, residual interest income is recognized over the life of the loans securitized. The I/O Strips are amortized based on an accelerated method that is not materially different from the interest method.

    The Company generally retains the right to service loans it originates or purchases and then subsequently securitizes. Fees for servicing loans are based on a stipulated percentage (generally 0.75%) of the unpaid principal balance of the associated loans. Prior to fiscal 1997, the Company recognized servicing fee income, late charges and other ancillary income when collected and charged costs to service loans when incurred. For loan portfolios securitized subsequent to December 31, 1996, the Company began recognizing a servicing asset as part of its gain on securitized loan sales. The servicing asset is calculated as the present value of the expected future net servicing revenue based on common industry assumptions and the Company's historical experience. These factors include default and prepayment speeds.

    On a quarterly basis, the Company assesses the carrying value of its I/O Strips and servicing assets for impairment. There can be no assurance that the Company's estimates used to determine the gain on securitized loan sales, I/O Strips and servicing assets valuations will remain appropriate for the life of each securitization. If actual loan prepayments or defaults exceed the Company's estimates, the carrying value of the Company's I/O Strips and/or servicing assets may be decreased or the Company may increase its allowance for possible credit losses on loans sold through a charge against earnings during the period management recognizes the disparity. Other factors may also result in a writedown of the Company's I/O Strips in subsequent periods. As of September 30, 1997, the Company determined that no such impairment existed.

    The Company records its loans at the lower of cost or market. Any originations below par are recorded as loan origination discounts, thereby reducing the Company's cost basis in such loans. Any purchases above par are recorded as loan purchase premiums, thereby increasing the Company's cost basis in its loans. If the Company's accounts reflect net discounts in excess of premiums at the time it securitizes such loans, the Company recognizes such net discount as a reduction to its cost of loans sold. Conversely, if the Company's accounts reflect net premiums in excess of discounts at the time it securitizes its loans, the Company recognizes such net premium as an addition to its cost of loans sold.

HEDGING ACTIVITIES

    The Company's profitability may be directly affected by fluctuations in interest rates. While the Company monitors interest rates and employs a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. The Company's interest rate hedging strategy currently includes purchasing put contracts on treasury securities, selling short treasury securities and maintaining a pre-funding strategy with respect to its securitizations. Since the interest rates on the Company's indebtedness used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale could have a material adverse effect on the Company's results of operations and financial condition. In addition, increases in interest rates prior to sale of the loans may reduce the gain on securitized loan sales earned by the Company. The ultimate sale of the Company's loans will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company.

IMPACT OF INFLATION

    Increases in the inflation rate generally result in increased interest rates. Since the Company borrows funds at a variable rate, increased interest rates will increase the borrowing costs of the Company. Inflation will also increase the operating costs of the Company. The Company may not be able to pass on the effects of inflation and accompanying higher interest rates to its borrowers due to usury laws, other legal or regulatory restrictions or competitive pressures.

SEASONALITY

    The Company is affected by consumer demand for debt consolidation and home improvement loans, which is partially influenced by regional trends, economic conditions and personal preferences. The Company's business is generally subject to seasonal trends, with home improvements generally peaking during the spring and summer seasons and declining to lower levels in the fall and winter months. Delinquencies on loan payments typically increase in November and December of each calendar year.

YEAR 2000

    The Company utilizes a number of software systems to originate, securitize and service its various loan products. The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is Year 2000 compliant. The financial impact of becoming year 2000 compliant has not been and is not expected to be material to the Company to its financial position or results of operations in a given year.

FORWARD LOOKING STATEMENTS

    Certain information contained in this Form 10-K constitutes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" contained in the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 1996, constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements, and reference is made to such Form 8-K.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
  Report of Independent Auditors...........................................................................         F-2
  Consolidated Balance Sheets as of September 30, 1996 and 1997............................................         F-3
  Consolidated Statements of Income for the Fiscal Years Ended September 30, 1995, 1996 and 1997...........         F-4
  Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended September 30, 1995, 1996 and
    1997...................................................................................................         F-5
  Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 1995, 1996 and 1997                F-6
  Notes to Consolidated Financial Statements...............................................................         F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
FIRSTPLUS Financial Group, Inc.

    We have audited the accompanying consolidated balance sheets of FIRSTPLUS Financial Group, Inc. and subsidiaries as of September 30, 1996 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FIRSTPLUS Financial Group, Inc. and subsidiaries at September 30, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Dallas, Texas

October 30, 1997

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                                SEPTEMBER 30
                                                                                           ----------------------
                                                                                             1996        1997
                                                                                           ---------  -----------
Cash and cash equivalents................................................................  $  23,167  $    94,978
Securities, available for sale...........................................................     --           40,995
Loans held for sale, net.................................................................    430,812    1,400,446
Investment in securitized loans..........................................................     --          190,861
Subordinated certificates available for sale.............................................     16,528       18,047
Interest only strips.....................................................................    187,230      735,310
Allowance for possible credit losses on loans sold.......................................    (54,257)    (279,187)
                                                                                           ---------  -----------
Interest only strips, net................................................................    132,973      456,123
Servicing assets.........................................................................     --           40,516
Receivable from trusts...................................................................     32,105      138,816
Other assets.............................................................................     20,542       66,424
                                                                                           ---------  -----------
    Total assets.........................................................................  $ 656,127  $ 2,447,206
                                                                                           ---------  -----------
                                                                                           ---------  -----------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities.................................................  $  19,669  $    44,445
Warehouse financing......................................................................    354,481    1,238,156
Term lines...............................................................................     57,465      211,751
Time deposits............................................................................     --          120,025
Bonds....................................................................................     --          174,088
Convertible subordinated notes...........................................................    100,000       69,920
Notes payable and other borrowings.......................................................      8,969       39,321
Deferred tax liabilities, net............................................................     20,974      119,355
                                                                                           ---------  -----------
    Total liabilities....................................................................    561,558    2,017,061
Commitments and contingencies
Stockholders' equity:
  Preferred stock Series A, non-voting, $1.00 par value, 8% cumulative dividend:
    Authorized shares--300
    Issued and outstanding shares--none--1996; none--1997                                     --          --
  Preferred stock Series B, non-voting, $1.00 par value, 8% cumulative dividend:
    Authorized shares--2,300
    Issued and outstanding shares--none--1996; none--1997                                     --          --
  Common stock, $0.01 par value:
    Authorized shares--100,000
    Issued and outstanding shares--22,499--1996 and 36,580--1997.........................        225          366
  Common stock, non-voting, $0.01 par value:
    Authorized shares--25,000
    Issued and outstanding shares--4,441--1996 and 691--1997.............................         44            7
  Additional capital.....................................................................     54,696      216,881
  Unrealized gains on available for sale securities, net.................................     --           20,253
  Retained earnings......................................................................     39,604      192,638
                                                                                           ---------  -----------
    Total stockholders' equity...........................................................     94,569      430,145
                                                                                           ---------  -----------
    Total liabilities and stockholders' equity...........................................  $ 656,127  $ 2,447,206
                                                                                           ---------  -----------
                                                                                           ---------  -----------

                             See accompanying notes

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     YEAR ENDED SEPTEMBER 30
                                                                                ----------------------------------
                                                                                  1995        1996        1997
                                                                                ---------  ----------  -----------
Revenues:
  Gains on sales of securitized loans, net of costs...........................  $  24,597  $  142,433  $   519,426
  Provision for possible credit losses on securitized loan sales..............     (3,907)    (48,397)    (231,211)
                                                                                ---------  ----------  -----------
    Net gain on securitized loan sales........................................     20,690      94,036      288,215
  Net gain on other loan sales................................................      4,517      11,091       30,086
                                                                                ---------  ----------  -----------
    Total gain on sale of loans, net..........................................     25,207     105,127      318,301
  Interest income.............................................................      2,860      25,727      172,734
  Interest only strips interest income........................................     --           5,115       26,920
  Servicing income............................................................      1,049       4,008       21,122
  Origination income..........................................................        553       7,242       41,537
  Other income................................................................        321       2,441       10,826
                                                                                ---------  ----------  -----------
    Total revenues............................................................     29,990     149,660      591,440

Expenses:
  Salaries and employee benefits expense......................................     10,110      36,402      107,558
  Interest expense............................................................      2,660      16,892       93,514
  Other operating expenses....................................................      6,964      29,938      120,581
  Provision for possible credit losses........................................        513      11,247       45,307
                                                                                ---------  ----------  -----------
    Total expenses............................................................     20,247      94,479      366,960
                                                                                ---------  ----------  -----------
Income before income taxes....................................................      9,743      55,181      224,480
Provision for income taxes....................................................     (3,903)    (20,969)     (85,311)
                                                                                ---------  ----------  -----------
    Net income................................................................  $   5,840  $   34,212  $   139,169
                                                                                ---------  ----------  -----------
                                                                                ---------  ----------  -----------
Weighted average common shares and common equivalent
  shares outstanding..........................................................     20,297      25,358       35,242
                                                                                ---------  ----------  -----------
                                                                                ---------  ----------  -----------
Primary net income per share..................................................  $    0.28  $     1.35  $      3.95
                                                                                ---------  ----------  -----------
                                                                                ---------  ----------  -----------
Weighted average fully diluted common and common equivalent shares
  outstanding.................................................................     20,297      26,354       40,522
                                                                                ---------  ----------  -----------
                                                                                ---------  ----------  -----------
Fully diluted net income per share............................................  $    0.28  $     1.31  $      3.52
                                                                                ---------  ----------  -----------
                                                                                ---------  ----------  -----------

                             See accompanying notes

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                    PREFERRED STOCK                                COMMON STOCK
                                   --------------------------------------------------  -------------------------------------
                                          SERIES "A"                SERIES "B"                  VOTING           NON-VOTING
                                   ------------------------  ------------------------  ------------------------  -----------
                                     SHARES       AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT       SHARES
                                   -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at September 30, 1994....         300    $     300       --        $  --           10,980    $     110       --
Investment in subsidiary--RNFC...                                 2,300        2,300        4,020           40
Issuance of common stock and
  exercise of warrants...........                                                                                     2,949
Redemption of preferred stock....        (200)        (200)
Preferred stock dividends........
Distributions....................
Net income.......................
                                          ---        -----   -----------  -----------  -----------       -----   -----------
Balance at September 30, 1995....         100          100        2,300        2,300       15,000          150        2,949
Issuance of common stock and
  exercise of stock warrants.....                                                           6,590           66        2,401
Conversion of non-voting to
  voting.........................                                                             909            9         (909)
Redemption of preferred stock....        (100)        (100)      (2,300)      (2,300)
Preferred stock dividends........
Net income.......................
Other............................
                                          ---        -----   -----------  -----------  -----------       -----   -----------
Balance at September 30, 1996....      --           --           --           --           22,499          225        4,441
Acquisitions.....................                                                           3,975           40
Conversion of subordinated
  notes..........................                                                           1,931           20
Issuance of common stock and
  exercise of warrants...........                                                           4,524           45           67
Conversion of non-voting to
  voting.........................                                                           3,817           38       (3,817)
Retirement of common stock.......                                                            (166)          (2)
Unrealized gains on available for
  sale securities, net...........
Net income.......................
                                          ---        -----   -----------  -----------  -----------       -----   -----------
Balance at September 30, 1997....      --        $  --           --        $  --           36,580    $     366          691
                                          ---        -----   -----------  -----------  -----------       -----   -----------
                                          ---        -----   -----------  -----------  -----------       -----   -----------

                                                             UNREALIZED
                                                              GAINS ON
                                                              AVAILABLE
                                                              FOR SALE     RETAINED
                                                ADDITIONAL   SECURITIES,   EARNINGS
                                     AMOUNT       CAPITAL        NET       (DEFICIT)     TOTAL
                                   -----------  -----------  -----------  -----------  ---------
Balance at September 30, 1994....   $  --        $   5,124    $  --        $  (1,213)  $   4,321
Investment in subsidiary--RNFC...                    1,127                                 3,467
Issuance of common stock and
  exercise of warrants...........          29          471                                   500
Redemption of preferred stock....                                                           (200)
Preferred stock dividends........                                                (27)        (27)
Distributions....................                   (2,167)                               (2,167)
Net income.......................                   (1,018)                    6,858       5,840
                                          ---   -----------  -----------  -----------  ---------
Balance at September 30, 1995....          29        3,537       --            5,618      11,734
Issuance of common stock and
  exercise of stock warrants.....          24       51,121                                51,211
Conversion of non-voting to
  voting.........................          (9)                                            --
Redemption of preferred stock....                                                         (2,400)
Preferred stock dividends........                                               (265)       (265)
Net income.......................                      (39)                   34,251      34,212
Other............................                       77                                    77
                                          ---   -----------  -----------  -----------  ---------
Balance at September 30, 1996....          44       54,696       --           39,604      94,569
Acquisitions.....................                    6,476                    13,865      20,381
Conversion of subordinated
  notes..........................                   30,515                                30,535
Issuance of common stock and
  exercise of warrants...........           1      125,192                               125,238
Conversion of non-voting to
  voting.........................         (38)
Retirement of common stock.......                        2
Unrealized gains on available for
  sale securities, net...........                                20,253                   20,253
Net income.......................                                            139,169     139,169
                                          ---   -----------  -----------  -----------  ---------
Balance at September 30, 1997....   $       7    $ 216,881    $  20,253    $ 192,638   $ 430,145
                                          ---   -----------  -----------  -----------  ---------
                                          ---   -----------  -----------  -----------  ---------

                             See accompanying notes

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                             YEAR ENDED SEPTEMBER 30
                                                                                      --------------------------------------
                                                                                         1995         1996          1997
                                                                                      ----------  ------------  ------------
OPERATING ACTIVITIES:
Net income..........................................................................  $    5,840  $     34,212  $    139,169
Adjustments to reconcile net income to net cash
  used in operating activities:
  Provision for possible credit losses..............................................       4,387        59,644       276,926
  Depreciation and amortization.....................................................         420           663         4,393
  Gain on sales of loans............................................................     (34,009)     (170,679)     (606,992)
  Changes in operating assets and liabilities:
    Interest only strip amortization................................................         488        13,392        61,610
    Loans originated or acquired....................................................    (208,710)   (1,662,943)   (4,132,778)
    Principal collected and proceeds from sale of loans.............................     203,840     1,257,526     3,101,788
    Accrued interest receivable.....................................................         458        (3,030)      (10,745)
    Interest only strips, net.......................................................       1,365          (198)       17,763
    Servicing assets, net...........................................................      --           --            (39,719)
    Receivable from trusts..........................................................      (2,418)      (33,324)     (126,576)
    Subordinated certificates.......................................................      (1,313)      (15,215)       (1,519)
    Other assets....................................................................      (1,049)       (7,845)      (24,737)
    Accounts payable and accrued liabilities........................................       2,382        12,303        10,517
    Deferred tax liabilities, net...................................................       2,111        18,842        98,381
    Other...........................................................................         484       --              1,832
                                                                                      ----------  ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES...............................................     (25,724)     (496,652)   (1,230,687)
INVESTING ACTIVITIES:
Cash from acquisitions..............................................................         625           252        15,055
Purchases of available for sale securities..........................................      --           --             (8,887)
Proceeds from sale of available for sale securities.................................      --           --             24,730
Purchases of equipment and leasehold improvements...................................        (761)       (4,447)      (20,853)
Other...............................................................................          22       --              1,909
                                                                                      ----------  ------------  ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.................................        (114)       (4,195)       11,954

FINANCING ACTIVITIES:
Borrowings on warehouse financing, net..............................................      10,436       324,892       839,053
Borrowings on term lines............................................................       9,249        48,216       136,712
Borrowings on bonds.................................................................      --           --            174,088
Borrowings on other facilities, net.................................................         222           876        16,581
Proceeds from subordinated notes payable to affiliates..............................       8,003       --            --
Proceeds from convertible subordinated notes........................................      --           100,000       --
Common stock issued.................................................................         500        51,211       125,238
Other...............................................................................      (2,395)       (3,665)       (1,128)
                                                                                      ----------  ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES...........................................      26,015       521,530     1,290,544
                                                                                      ----------  ------------  ------------
INCREASE IN CASH....................................................................         177        20,682        71,811
Cash and cash equivalents at beginning of year......................................       2,308         2,485        23,167
                                                                                      ----------  ------------  ------------
Cash and cash equivalents at end of year............................................  $    2,485  $     23,167  $     94,978
                                                                                      ----------  ------------  ------------
                                                                                      ----------  ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the year.......................................................  $    1,997  $     16,892  $     93,938
                                                                                      ----------  ------------  ------------
                                                                                      ----------  ------------  ------------
Non-cash investing activities:
Acquisition of assets, net..........................................................  $    2,312  $    --       $    --
                                                                                      ----------  ------------  ------------
                                                                                      ----------  ------------  ------------

                             See accompanying notes

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

1. DESCRIPTION OF BUSINESS AND ACQUISITIONS

    FIRSTPLUS Financial Group, Inc., a Nevada corporation (together with its subsidiaries, the "Company") is a specialized consumer finance company that originates, purchases, services and sells consumer finance receivables. The Company's principal loan product is a debt consolidation or home improvement loan secured by a second lien on real property ("High LTV Loans"). The Company sells substantially all of its High LTV Loans through its securitization program and retains rights to service these loans.

    In May 1996, 1,600,000 common shares of the Company were issued in exchange for all of the outstanding common stock of Mortgage Plus Incorporated (MPI), in a transaction accounted for as a pooling of interests. MPI was subsequently renamed FIRSTPLUS Financial West, Inc. (FIRSTPLUS West). As such, the consolidated financial information of the Company was restated to include the accounts of FIRSTPLUS West for all periods presented. As FIRSTPLUS West was a Subchapter S corporation prior to the pooling with RAC, its retained earnings activity (net income (loss) and distributions) on a separate company basis has been reclassified to additional capital. Prior to the acquisition, FIRSTPLUS West operated on a fiscal year end of April 30. FIRSTPLUS West's prior years financial statements have been combined with the Company's financial statements without recasting the periods presented, except for the financial information as of and for the fiscal years ended September 30, 1996 and 1995. Such combination results in operations for FIRSTPLUS West for the period from July 1, 1995 through September 30, 1995 being excluded from the representation.

    During fiscal 1997, FIRSTPLUS acquired National Loans, Inc. ("National"), a consumer finance company on October 1, 1996, for 501,996 common shares; Capital Direct Funding Group, Inc. ("FIRSTPLUS Direct"), an originator of High LTV Loans and other loans through direct mail marketing techniques on February 28, 1997, for 1,104,478 common shares. The Modern Financial Company ("Modern"), a consumer finance company based in Columbus, Ohio was acquired on March 31, 1997, for 380,038 common shares; Western Interstate Bancorp ("FIRSTPLUS Bank"), a Tustin, California-based industrial loan company on August 28, 1997, for 589,745 common shares; Freedom Mortgage Company ("FIRSTPLUS Freedom"), an originator of home equity loans and conforming first lien loans, on August 29, 1997, for 574,050 common shares; and Southern Management Corporation ("SMC"), a consumer finance company based in Greenville, South Carolina on August 29, 1997 for 824,340 common shares. All of the acquisitions in fiscal 1997 have been accounted for as poolings-of-interests, and have been pooled from the first day of the quarter in which they were acquired, except for FIRSTPLUS Bank. FIRSTPLUS Bank has been pooled beginning on October 1, 1996. Due to the immaterial impact of all these transactions, prior periods have not been restated.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of FIRSTPLUS Financial Group, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

    In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 125 "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is generally effective for transactions that occur after December 31, 1996, and is to be applied prospectively. In applying SFAS 125 to the Company's securitized loan sales, the Company is required to recognize revenue ("Net gain on securitized loan sales") and allocate the total cost of the High LTV Loans sold to the following financial components based on their relative fair values: High LTV Loans sold, retained subordinated certificates, interest only strips ("I/O Strips") and servicing rights. The Company adopted SFAS 125 as of January 1, 1997.

    The Company retains an I/O Strip, which is certificated, which represents the present value of the right to the excess cash flows generated by the securitized loans which represents the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors, (ii) trustee fees, (iii) FHA insurance fees (if applicable), (iv) third-party credit enhancement fees (if applicable), (v) stipulated servicing fees and (vi) estimated loan portfolio losses. The Company's right to receive this excess cash flow stream begins after certain reserve requirements have been met, which are specific to each securitization and used as a means of credit enhancement. The Company determines the present value of this anticipated cash flow stream at the time each securitization transaction closes, utilizing valuation assumptions appropriate for each particular transaction.

    The significant valuation assumptions are related to the anticipated average lives of the loans sold, including the anticipated prepayment speeds and the anticipated credit losses related thereto. In order to determine the present value of this excess cash flow, the Company currently applies an estimated market discount rate of between 10% and 11% to the expected pro forma gross cash flows, which is calculated utilizing the weighted average lives of the securitized loans, and currently applies a risk free discount rate of 6.5% to the anticipated losses attendant to this pro forma cash flow stream (the "Allowance for Possible Credit Losses on Loans Sold"). Accordingly, the overall effective discount rate utilized on the cash flows, net of expected credit losses is approximately 12.5%.

    The I/O Strips are accounted for under SFAS 115 "Accounting for Investments in Certain Debt and Equity Marketable Securities." As an I/O Strip is subject to significant prepayment risk, and therefore has an undetermined maturity date, it cannot be classified as held to maturity. The Company has chosen to classify its I/O Strips as available for sale securities. Based on this classification, the Company is required to mark these securities to fair value with the accompanying increases or decreases in fair value being recorded as a separate component of stockholders' equity, net of tax. The determination of fair value is based on the previously mentioned basis.

    As the gain recognized in the year of sale is equal to the net estimated future cash flows from the I/O Strips, discounted at a market interest rate, the amount of cash actually received over the lives of the loans is expected to exceed the gain previously recognized at the time the loans are sold. The I/O Strips are amortized based on an accelerated method against the cash flows resulting in income recognition that is not materially different from the interest method.

    The Company generally retains the right to service loans it originates or purchases and subsequently securitizes. Fees for servicing loans are based on a stipulated percentage (generally 0.75%) of the unpaid

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) principal balance of the associated loans. For loan portfolios securitized prior to the adoption of SFAS 125, the Company recognized servicing fee income, late charges and other ancillary income when collected and charged costs to service loans when incurred. With the adoption of SFAS 125, the Company recognizes a servicing asset as part of its gain on securitized loan sales. The servicing asset is calculated as the present value of the expected future net servicing revenue based on common industry assumptions as well as on the Company's historical experience. These assumptions include default and prepayment speeds.

    On a quarterly basis, the Company assesses the carrying value of its I/O Strips and servicing assets for impairment. There can be no assurance that the Company's estimates used to determine the gain on securitized loan sales, I/O Strips and servicing assets valuations will remain appropriate for the life of each securitization. If actual loan prepayments or defaults exceed the Company's estimates, the carrying value of the Company's I/O Strips and/or servicing assets may be decreased or the Company may increase its allowance for possible credit losses on loans sold through a charge against earnings during the period management recognizes the disparity. Other factors may also result in a writedown of the Company's I/O Strips in subsequent periods. As of September 30, 1997, the Company determined that no such impairment existed.

    With the adoption of SFAS 125, the Company reclassified certain items on its balance sheet and income statements. On the balance sheet, the Excess Servicing Receivable presented in prior periods has been reclassified as I/O Strips and the allowance for possible credit losses on loans sold has been reclassified from the liabilities section and presented as a contra asset to the I/O Strips. In the income statement, the provision for possible credit losses on securitized loans sold is now shown as a reduction of the gains on sales of securitized loans, net of costs.

    Interest income from loans is recognized using the interest method.

    Origination fees, premiums, and discounts are deferred when collected and are recognized using an average allocation methodology when the loans are sold, which is typically within six months of origination.

CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

LOANS HELD FOR SALE

    Loans held for sale are carried at the lower of cost or market. Typically, the Company obtains a second lien as collateral.

RECEIVABLE FROM TRUSTS

    The Company is required to maintain cash and other collateral with the trustees for the Trusts equal to a set percentage of the par value of the securitized portfolio to supplement unanticipated shortfalls in payments to certificate holders (the Receivable from Trusts). The certificate holders' recourse to the Company is limited to this required reserve balance and the Receivable related to the specific securitization. Cash on deposit is invested in certain short-term instruments as permitted by each Trust's pooling and servicing agreement. To the extent that amounts on deposit exceed specified levels, distributions are made

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) to the Company. Upon maturity of the certificates, any remaining amounts on deposit are distributed to the Company.

ALLOWANCE FOR POSSIBLE CREDIT LOSSES ON LOANS HELD FOR SALE

    The provision for credit losses is charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover anticipated losses resulting from liquidation of outstanding loans. The allowance for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, and collateral values. The Company charges off defaulted loans when the loans are deemed to be uncollectible.

FURNITURE, EQUIPMENT, LEASEHOLD IMPROVEMENTS AND GOODWILL

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

ADVERTISING

    Advertising costs are expensed as incurred. During fiscal 1995, 1996, and 1997, the Company incurred advertising costs of $130,000, $2.5 million and $45.8 million, respectively.

RISK MANAGEMENT

    Derivatives involve, to varying degrees, credit and market risk. With regard to credit risk, the Company may be exposed to loss in the event of non-performance by a counterparty. The Company controls credit risk by entering into derivative contracts only with highly credit rated counterparties and through credit approvals, limits and monitoring procedures. The Company has not experienced non-performance by any counterparty.

    Market risk is the possibility that a change in interest rates will cause the value of a financial instrument to decrease or its obligations to become more costly to settle. When derivatives are used for the purpose of risk management they generally do not expose the Company to market risk because gains and losses on the derivatives largely offset losses and gains on the asset, liability or transaction being hedged.

    The level of and fluctuation in interest rates and the level of prepayment in the Company's securitizations may directly affect the Company's earnings. The interest rates on the Company's debt used to fund and acquire loans are variable and the rates charged on the loans the Company originates or purchases are fixed. While the Company monitors the interest rate environment and employs fixed rate

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) hedging strategies, changes in interest rates after loans are originated or purchased and prior to their sale could have a material adverse impact on the Company's results or operations and financial condition. In addition, increase in interest rates prior to the sale of the loans may reduce the gain on securitized loan sales. The current fixed rate hedge products utilized are the purchases of United States Treasury put options, and selling short on United States treasuries. Members of the Company's senior management determine the amount and timing of hedging transactions. At September 30, 1997, the Company had open hedging positions with notional balances of $100 million.

    The Company also mitigates its exposure to interest rate risk through a pre-funding strategy in which it agrees to sell loans to the securitization trust in the future at an agreed-upon price. The pre-funding locks in the price agreed upon with investors on the pricing date (typically five business days prior to the closing date of the securitization) for a period of generally 60 days or less. In a pre-funding arrangement, the Company typically delivers approximately 75% of the loans sold at the closing and the remainder generally within 30 days after the closing.

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

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain items for fiscal 1995 and fiscal 1996 have been reclassified to conform to current year presentation.

RECENT ACCOUNTING ANNOUNCEMENTS

    In February 1997, the FASB issued SFAS 128, "Earnings Per Share" ("SFAS 128") which establishes standards for computing and presenting earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Primary EPS includes common stock equivalents while basic EPS excludes them. This change simplifies the computation of EPS. It also requires dual presentation of basic and fully diluted EPS on the face of the income statement for all entities with complex capital structures. The Company will adopt SFAS 128 effective December 31, 1997 and does not expect the adoption of SFAS 128 to have a material impact on its financial statements.

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In February 1997, the FASB issued SFAS 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 establishes disclosure requirements regarding pertinent rights and privileges of outstanding securities. Examples of disclosure items regarding securities include, though are not limited to, items such as dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates. The number of shares issued upon conversion, exercise or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period must also be disclosed. Disclosure of liquidation preferences of preferred stock in the equity section of the Balance Sheet is also required. SFAS 129 is effective for financial periods beginning after December 15, 1997.

    In June 1997, FASB issued SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes disclosure standards for reporting comprehensive income in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

    In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard is not expected to have an impact on the Company's financial or results of operation.

3. SECURITIES

    The following is a summary of available for sale securities (excluding I/O Strips):

                                                                  SEPTEMBER 30, 1997
                                                 ----------------------------------------------------
                                                                GROSS          GROSS
                                                             UNREALIZED     UNREALIZED     ESTIMATED
                                                   COST         GAINS         LOSSES      FAIR VALUE
                                                 ---------  -------------  -------------  -----------
                                                                (AMOUNTS IN THOUSANDS)
U.S. Government and agency obligations.........  $  37,983    $      79      $     (36)    $  38,026
Other debt securities..........................      2,927           55            (13)        2,969
                                                 ---------        -----            ---    -----------
Total debt securities..........................  $  40,910    $     134      $     (49)    $  40,995
                                                 ---------        -----            ---    -----------
                                                 ---------        -----            ---    -----------

                                                                           SEPTEMBER 30, 1997
                                                                        ------------------------
                                                                                      ESTIMATED
                                                                           COST      FAIR VALUE
                                                                        -----------  -----------
                                                                         (AMOUNTS IN THOUSANDS)
Due in one year or less...............................................   $  21,321    $  21,294
Due after one year through five years.................................       1,277        1,284
Due after five years..................................................      18,312       18,417
                                                                        -----------  -----------
                                                                         $  40,910    $  40,995
                                                                        -----------  -----------
                                                                        -----------  -----------

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

4. LOANS HELD FOR SALE

    The components of loans held for sale are as follows:

                                                                            SEPTEMBER 30
                                                                      ------------------------
                                                                         1996         1997
                                                                      ----------  ------------
                                                                       (AMOUNTS IN THOUSANDS)
High LTV Loans......................................................  $  421,646  $  1,310,576
Personal consumer...................................................      --            93,172
Conforming first lien mortgages.....................................      --            16,488
Other...............................................................       3,541        14,581
                                                                      ----------  ------------
  Subtotal..........................................................     425,187     1,434,817
Allowance for possible credit losses................................      (6,495)      (31,539)
Deferred finance charges............................................      --           (16,568)
Net purchase premiums...............................................      12,120        13,736
                                                                      ----------  ------------
  Total.............................................................  $  430,812  $  1,400,446
                                                                      ----------  ------------
                                                                      ----------  ------------

    The serviced loan portfolio, which includes the High LTV Loans held for sale, the High LTV Loans serviced for the securitizations and other investors, totaled $4.7 billion at September 30, 1997.

5. ALLOWANCE FOR POSSIBLE CREDIT LOSSES

    The activity in the allowance for possible credit losses is summarized as follows:

                                                                         YEAR ENDED SEPTEMBER
                                                                                  30
                                                                         ---------------------
                                                                           1996        1997
                                                                         ---------  ----------
                                                                              (AMOUNTS IN
                                                                              THOUSANDS)
Balance, beginning of year.............................................  $   4,794  $   60,752
Provision for possible credit losses...................................     59,644     276,926
Charge-offs, net.......................................................     (3,902)    (35,544)
Other..................................................................        216       8,592
                                                                         ---------  ----------
Balance, end of year...................................................  $  60,752  $  310,726
                                                                         ---------  ----------
                                                                         ---------  ----------
Components of Allowance:
Allowance for possible credit losses on loans held for sale............  $   6,495  $   31,539
Allowance for possible credit losses on loans sold.....................     54,257     279,187
                                                                         ---------  ----------
Total..................................................................  $  60,752  $  310,726
                                                                         ---------  ----------
                                                                         ---------  ----------

    At September 30, 1996 and 1997, the gross allowance for possible credit losses on loans sold of $69.6 million and $372.5 million, respectively, was recorded at a discount using a risk-free discount rate of 6.5%.

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

6. INTEREST ONLY STRIPS

    The activity in the I/O Strips is summarized as follows:

                                                                       YEAR ENDED SEPTEMBER 30
                                                                       -----------------------
                                                                          1996        1997
                                                                       ----------  -----------
                                                                       (AMOUNTS IN THOUSANDS)
Balance, beginning of year...........................................  $   29,744  $   187,230
Gains on sales of securitized loans..................................     170,679      608,548
Amortization.........................................................     (12,982)     (61,707)
Other................................................................        (211)       1,239
                                                                       ----------  -----------
Balance, end of year.................................................     187,230      735,310
Allowance for possible credit losses.................................     (54,257)    (279,187)
                                                                       ----------  -----------
Balance, net.........................................................  $  132,973  $   456,123
                                                                       ----------  -----------
                                                                       ----------  -----------

7. OTHER ASSETS

    Other assets consists of the following:

                                                                              SEPTEMBER 30
                                                                          --------------------
                                                                            1996       1997
                                                                          ---------  ---------
                                                                              (AMOUNTS IN
                                                                               THOUSANDS)
Goodwill, net...........................................................  $     424  $     853
Debt offering costs.....................................................      3,112      1,767
Furniture, equipment and leasehold improvements, net....................      5,497     26,012
Prepaids and other......................................................     11,509     37,792
                                                                          ---------  ---------
                                                                          $  20,542  $  66,424
                                                                          ---------  ---------
                                                                          ---------  ---------

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

8. DEBT

                                                        SEPTEMBER 30, 1996        SEPTEMBER 30, 1997
                                                      -----------------------  ------------------------
                                                      AMOUNT OF   OUTSTANDING  AMOUNT OF   OUTSTANDING
LENDER AND INTEREST RATE                               FACILITY     BALANCE     FACILITY     BALANCE
----------------------------------------------------  ----------  -----------  ----------  ------------
                                                                   (AMOUNTS IN THOUSANDS)
WAREHOUSE FINANCING
Bank One, Texas, N.A., Fed Funds + 1.0%.............  $   60,000   $  50,968   $  110,000  $     79,580
Residential Funding Corp; LIBOR + 1.5%..............     130,000     116,445      145,000        31,262
REPURCHASE AGREEMENTS
Bear Stearns Home Equity Trust 1996-1; LIBOR +
  1.0%..............................................     300,000     144,564      600,000       317,712
PaineWebber Real Estate Securities Inc.; LIBOR +
  1.0%..............................................      --          --          600,000       412,334
Merrill Lynch Mortgage Capital Inc.; LIBOR + 1.0%...      --          --          400,000       278,187
Industrial Bank of Japan; LIBOR + 2.0%..............      --          --                         16,798
Other; various......................................                  42,504                    102,283
                                                                  -----------              ------------
                                                                   $ 354,481               $  1,238,156
                                                                  -----------              ------------
                                                                  -----------              ------------

                                                        SEPTEMBER 30, 1996        SEPTEMBER 30, 1997
                                                      -----------------------  ------------------------
                                                      AMOUNT OF   OUTSTANDING  AMOUNT OF   OUTSTANDING
LENDER AND INTEREST RATE                               FACILITY     BALANCE     FACILITY     BALANCE
----------------------------------------------------  ----------  -----------  ----------  ------------
                                                                   (AMOUNTS IN THOUSANDS)
TERM LINES
Bear Stearns and Co. Inc.; LIBOR + 2.25%............      --          --       $   75,000  $     55,500
PaineWebber Real Estate Securities Inc.; LIBOR +
  2.1%..............................................      --          --          100,000        66,000
Merrill Lynch Mortgage Capital, Inc.; LIBOR +
  2.25%.............................................      --          --           75,000       --
Residential Funding Corp.; GMAC CD Rate + 2.5%......      70,000      57,465       70,000        51,200
Other; various......................................                  --                         39,051
                                                                  -----------              ------------
                                                                   $  57,465               $    211,751
                                                                  -----------              ------------
                                                                  -----------              ------------

    The warehouse financing and term lines are generally renewable within one year.

TIME DEPOSITS

    The Company, through FIRSTPLUS Bank, has various time deposits, mostly Certificates of Deposits, from customers bearing interest rates of 3.75% to 7.50%.

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

8. DEBT (CONTINUED)
BONDS

    The Company has a committed borrowing arrangement that allows the Company to warehouse up to
$200 million of loans for a period of up to a year bearing interest at LIBOR + 0.575%. These loans are classified as investment in securitized loans.

CONVERTIBLE SUBORDINATED NOTES

    In August 1996, the Company issued the Convertible Subordinated Notes in the aggregate principal amount of $100 million. The Convertible Subordinated Notes mature in August 2003 and bear interest at 7.25%, and, as of September 30, 1997, are convertible into 4,289,571 shares of common stock at a conversion price of $16.30 per share.

    Maturities of long-term debt for years subsequent to September 30, 1997, are as follows (amounts in thousands).

1998............................................  $1,246,557
1999............................................    508,627
2000............................................     16,855
2001............................................      3,509
2002............................................      6,741
Thereafter......................................     70,972
                                                  ---------
                                                  $1,853,261
                                                  ---------
                                                  ---------

    In conjunction with the various borrowings, the Company has agreed to certain financial covenants regarding tangible net worth and leverage. In addition, FIRSTPLUS Financial is restricted from transferring the I/O Strips to FIRSTPLUS or any of its subsidiaries.

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

9. INCOME TAXES

    The provision for income taxes consists of the following:

                                                                          YEAR ENDED SEPTEMBER
                                                                                   30
                                                                          --------------------
                                                                            1996       1997
                                                                          ---------  ---------
                                                                              (AMOUNTS IN
                                                                               THOUSANDS)
Current:
  Federal...............................................................  $   1,884  $  --
  State.................................................................        222        157
                                                                          ---------  ---------
                                                                              2,106        157
                                                                          ---------  ---------
Deferred:
  Federal...............................................................     16,878     79,777
  State.................................................................      1,985      5,377
                                                                          ---------  ---------
                                                                             18,863     85,154
                                                                          ---------  ---------
                                                                          $  20,969  $  85,311
                                                                          ---------  ---------
                                                                          ---------  ---------

    The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

                                                                         YEAR ENDED SEPTEMBER
                                                                                  30
                                                                         ---------------------
                                                                           1996        1997
                                                                         ---------  ----------
                                                                              (AMOUNTS IN
                                                                              THOUSANDS)
Deferred tax assets:
  Allowance for possible credit losses.................................  $   2,566  $   11,985
  Other................................................................     --             751
                                                                         ---------  ----------
                                                                             2,566      12,736
Deferred tax liabilities:
  I/O Strips...........................................................     23,455     118,377
  Servicing assets.....................................................     --          13,591
  Other................................................................         85         123
                                                                         ---------  ----------
                                                                            23,540     132,091
                                                                         ---------  ----------
Net deferred tax liabilities...........................................  $  20,974  $  119,355
                                                                         ---------  ----------
                                                                         ---------  ----------

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

9. INCOME TAXES (CONTINUED)
    A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                                                YEAR ENDED SEPTEMBER
                                                                                         30
                                                                                --------------------
                                                                                  1996       1997
                                                                                ---------  ---------
Statutory rate................................................................       35.0%      35.0%
State tax, net of federal benefit.............................................        3.0        2.2
Other.........................................................................     --            0.8
                                                                                ---------  ---------
                                                                                     38.0%      38.0%
                                                                                ---------  ---------
                                                                                ---------  ---------

10. STOCKHOLDERS' EQUITY

    On October 22, 1996, the Company's Board of Directors approved a two-for-one common stock split. The split, effectuated as a stock dividend of one newly issued share of common stock for each share of common stock outstanding, was effective for shareholders of record at the close of business on November 15, 1996, and payable on November 29, 1996. Par value remained at $0.01 per share. Financial information contained in these financial statements has been adjusted to reflect the impact of the common stock split.

    As of September 30, 1997, the Company had outstanding warrants to purchase 500,000 shares of the common stock at an exercise price of $7.00 per share. The warrants were associated with the issuance of certain subordinated notes.

11. STOCK COMPENSATION PLANS

    The Company has stock options outstanding to participants under the 1995 Employee Stock Option Plan. The 1995 Employee Stock Option Plan provides for grants of incentive stock options (Incentive Options) and nonqualified stock options (Nonqualified Options) to all eligible employees of the Company and its subsidiaries. All Incentive Options will have an exercise price per share no less than the market value of the Company's Common Stock on the date the option is granted. Nonqualified Options may be granted with an exercise price per share less than fair market value of the Common Stock at the date of grant. No options under the 1995 Employee Option Plan may be exercised more than ten years from the date of grant. A maximum of 3,200,000 shares of Common Stock have been reserved for sale upon exercise of options under this plan.

    The Company has stock options outstanding to participants under the 1995 Non-Employee Director Plan to grant options to members of the Board of Directors who are not employees of the Company or its subsidiaries on the date they become a director. Each non-employee director, at the time the 1995 Non-Employee Director Plan was adopted, received an option to purchase 10,000 shares of Common Stock (Initial Option) at the initial public offering price less the underwriters' discount. Subsequently, on the date of each annual stockholder's meeting, the director will receive a nonqualified stock option to purchase 2,000 shares of Common Stock with an exercise price equal to the fair market value of the Common Stock on the date of grant. A maximum of 100,000 shares of Common Stock have been reserved under the 1995 Director Plan.

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

11. STOCK COMPENSATION PLANS (CONTINUED)
    The Company has an employee stock purchase plan, the FIRSTPLUS Financial Group, Inc. Employee Stock Purchase Plan ("Purchase Plan"), with a total number of common shares issuable of 500,000. The Purchase Plan provides a means for employees to purchase shares of Common Stock at 85% of the fair market value.

    Changes in options outstanding are as follows:

                                                                 YEARS ENDED SEPTEMBER 30
                                                  ------------------------------------------------------
                                                                                         1997
                                                             1996              -------------------------
                                                  ---------------------------                WEIGHTED-
                                                                 WEIGHTED-                    AVERAGE
                                                  NUMBER OF       AVERAGE      NUMBER OF     EXERCISE
                                                    SHARES    EXERCISE PRICE     SHARES        PRICE
                                                  ----------  ---------------  ----------  -------------
Options outstanding at beginning of
  year..........................................      --         $  --          1,457,358    $    9.34
Options granted.................................   1,476,006          9.31      1,805,848        26.90
Option canceled.................................      18,648          7.00        178,159        17.38
Options exercised...............................      --            --            300,741         8.49
                                                  ----------                   ----------
Options outstanding at end of year..............   1,457,358          9.34      2,784,306        20.31
                                                  ----------                   ----------
                                                  ----------                   ----------
Options exercisable.............................      10,000         12.75        388,342        13.55
                                                  ----------                   ----------
                                                  ----------                   ----------

    The following table summarizes information about options outstanding at September 30, 1997:

                                                                                       WEIGHTED AVERAGE
                                                    NUMBER OF   WEIGHTED AVERAGE   REMAINING CONTRACTED LIFE
                                                      SHARES     EXERCISE PRICE           (IN YEARS)
                                                    ----------  -----------------  -------------------------
Exercise prices:
  $5.00 - $12.00
  Options outstanding.............................     972,605      $    7.87                    8.2
  Options exercisable.............................     276,146      $    7.90

  $12.01 - $24.00
  Options outstanding.............................   1,013,851      $   21.12                    8.3
  Options exercisable.............................      54,194      $   15.50

  $24.01 - $36.00
  Options outstanding.............................     659,400      $   32.26                    9.4
  Options exercisable.............................      24,667      $   30.61

  $36.01 - $48.00
  Options outstanding.............................     126,450      $   44.29                    9.9
  Options exercisable.............................      33,335      $   44.50

  $48.01 - $50.88
  Options outstanding.............................      12,000      $   50.20                    8.3
  Options exercisable.............................      --          $  --

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

11. STOCK COMPENSATION PLANS (CONTINUED)
    In October 1995, SFAS 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION" was issued. This statement established a new fair value-based accounting method for stock-based compensation plans and encourages (but does not require) employers to adopt the new method in place of the provisions of Accounting Principles Board Opinion No. 25 "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25"). Companies may continue to apply the accounting provisions of APB 25 in determining net income; however, they must apply the disclosure requirements of SFAS 123 for all grants issued after 1994. The Company elected to continue to apply the provisions of APB 25 in accounting for the employee stock plans described above. Accordingly, no compensation cost has been recognized.

    Had compensation cost for these employee stock plans been determined based on the new fair value method under SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated as follows:

                                                                         YEARS ENDED SEPTEMBER
                                                                                  30
                                                                         ---------------------
                                                                           1996        1997
                                                                         ---------  ----------
                                                                              (AMOUNTS IN
                                                                         THOUSANDS, EXCEPT PER
                                                                              SHARE DATA)
Net income:
  As reported..........................................................  $  34,212  $  139,169
  Pro forma............................................................     31,670     120,833
Net income per common share:
  Primary:
    As reported........................................................  $    1.35  $     3.95
    Pro forma..........................................................  $    1.25  $     3.43
  Fully diluted:
    As reported........................................................  $    1.31  $     3.52
    Pro forma..........................................................  $    1.22  $     3.07

    The fair value of each option grant is estimated based on the date of grant. In determining the fair value, the Company used a modified Black-Scholes option-pricing model. For the fixed stock option plans, the following weighted-average assumptions are used for 1996 and 1997, respectively, expected volatility of 41.5% and 56.6%; risk-free interest rates of 6.3% and 5.9%; and expected lives of five years for both years. The weighted-average grant-date fair value of options granted are $4.47 and $17.21 for the years ended September 30, 1996 and 1997, respectively. Because options vest over several years and additional option grants are expected, the effect of pro forma calculations are not likely to be representative of similar future calculations.

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

12. GAINS ON SALES OF LOANS

    The gains on sales of loans, as defined in Note 2, and the related cost are as follows:

                                                                 YEAR ENDED SEPTEMBER 30
                                                            ----------------------------------
                                                              1995        1996        1997
                                                            ---------  ----------  -----------
                                                                  (AMOUNTS IN THOUSANDS)
Gains on sales of securitized loans.......................  $  30,065  $  170,679  $   606,992
Servicing assets--basis allocation........................     --          --           36,686
Unrealized gains on I/O Strips............................     --          --          (37,904)
Premiums, net.............................................     (1,994)    (20,836)     (75,093)
Transaction costs.........................................     (3,474)     (7,410)     (11,255)
                                                            ---------  ----------  -----------
Net gain before provision for possible credit losses on
  securitized loan sales..................................     24,597     142,433      519,426
Provision for possible credit losses on securitized loan
  sales...................................................     (3,907)    (48,397)    (231,211)
                                                            ---------  ----------  -----------
Net gain on securitized loan sales........................  $  20,690  $   94,036  $   288,215
                                                            ---------  ----------  -----------
                                                            ---------  ----------  -----------

13. TRANSACTIONS WITH AFFILIATES

    In December 1994, the Company repurchased certain loan participations from an affiliate, Farm Bureau, and other investors at par value. The repurchased loans were sold in a securitization transaction. The affiliate received a participation interest in the securitization. The affiliate held $2.6 million of loan participations. These participations were subsequently repurchased by the Company.

    The Company has a warehouse facility with Bank One, an affiliate of Banc One Capital Partners II and Banc One Capital Partners V, which are stockholders of the Company.

    The Company has issued the 12% fixed rate subordinated notes to Banc One Capital Partners II, Banc One Capital Partners V, and Farm Bureau.

    Additionally, the Company used Bear, Stearns & Co. Inc., as co-placement agent in the Company's 1995-4, 1996-1, 1996-2, 1996-3, 1996-4, 1997-1, 1997-2,
and 1997-3 securitization transactions. The Company also is provided financing through the Bear Stearns Facility. A managing director from Bear, Stearns & Co. Inc., is a director of the Company.

    The Company had a credit facility with Farm Bureau, which is a stockholder of the Company.

14. EMPLOYEE BENEFIT PLANS

    The Company has an Employees' 401(k) Savings Plan (the Plan) for eligible employees. An employee is eligible to participate in the Plan after employment of at least one month.

    Participants may elect to make contributions to the Plan in amounts equal to not less than 1% nor more than 15% of their eligible compensation. The Company may elect to match elective contributions up to a maximum of 4% of the participant's eligible compensation. The Company has made no such contributions for the fiscal year ended September 30, 1997.

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

15. COMMITMENTS AND CONTINGENCIES

    The Company leases premises and equipment under operating leases with various expiration dates. Approximate future minimum lease payments are as follows:

                                                                SEPTEMBER 30, 1997
                                                              ----------------------
                                                              (AMOUNTS IN THOUSANDS)
1998........................................................       $     16,907
1999........................................................             16,347
2000........................................................             12,417
2001........................................................              7,486
2002........................................................              5,863
Thereafter..................................................             43,926
                                                                       --------
Total.......................................................       $    102,946
                                                                       --------
                                                                       --------

    Rent expense for the years ended September 30, 1995, 1996 and 1997 was approximately $715,000, $2.8 million and $5.9 million, respectively.

    The Company is involved in certain litigation arising in the normal course of business. Management's opinion is that the resolution of such litigation will not have a material adverse effect on the Company's financial condition.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

    In certain securitization transactions, the Company subordinates a portion of its residual interest in excess cash flows to investors. The investors' protection from losses is provided by the subordination of the Company's cash flows including various combinations of cash deposits and credit enhancements provided by third parties, primarily attendant monoline insurance policies. These balances are classified as receivables from trusts on the Company's balance sheet. In senior subordinated structures, the senior certificate holders are protected from losses by outstanding subordinated certificates.

    The Company is active in originating loans to customers throughout the United States. All loans are primarily made on a secured basis after reviewing each potential borrower's credit application and evaluating their financial history and ability to repay.

    Approximately 41.2% of the loans in the Company's serviced loan portfolio at September 30, 1997 was secured by residential properties located in California. No other state accounted for more than 10%.

    SFAS 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," requires the Company to disclose the estimated fair value of its financial instruments. The fair value estimates as of September 30, 1996 and 1997 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein. The following describes the methods and assumptions used by the Company in estimating fair values:

    CASH AND CASH EQUIVALENTS. The carrying amount of cash and cash equivalents, approximates fair value because they generally mature in 90 days or less and do not present unanticipated credit concerns.

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

16. FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK (CONTINUED)
    SECURITIES, AVAILABLE FOR SALE. The fair value of securities are determined based on the quoted market price of the listed securities at year end.

    LOANS HELD FOR SALE AND INVESTMENT IN SECURITIZED LOANS. Since it is the Company's business to sell loans it originates, the fair values were estimated using current investor yields or outstanding commitments from investors.

    I/O STRIPS AND SERVICING ASSET. The fair values of the I/O Strips and servicing assets are calculated using prepayment, default and interest rate assumptions that the Company believes market participants would use for similar instruments at the time of sale. Projected performance is monitored on an ongoing basis.

    WAREHOUSE FINANCING, TERM LINES AND BONDS. The fair value of the warehouse financing facilities and term lines of credit approximate the carrying value as the instruments carry variable rates of interest at terms the Company believes to be reflective of current market conditions.

    TIME DEPOSITS. The fair value of the time deposits approximates the carrying value as the instruments are of a short term nature and are at terms the Company considers to be reflective of current market conditions.

    CONVERTIBLE SUBORDINATED NOTES. The fair value of convertible subordinated notes is determined based upon a quoted market price for both notes and the associated common shares.

    HEDGE POSITIONS. The fair value of hedge positions are based on quoted market prices at year end.

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

16. FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK (CONTINUED)
    DERIVATIVES. The fair value of derivatives has been determined by multiplying the contracted amount by the difference in the contracted rates and the current market rate.

                                                                        SEPTEMBER 30
                                                     --------------------------------------------------
                                                              1996                      1997
                                                     ----------------------  --------------------------
                                                      CARRYING   ESTIMATED     CARRYING     ESTIMATED
                                                       VALUE     FAIR VALUE     VALUE       FAIR VALUE
                                                     ----------  ----------  ------------  ------------
                                                                   (AMOUNTS IN THOUSANDS)
ASSETS
Cash and cash equivalents..........................  $   23,167  $   23,167  $     94,978  $     94,978
Securities, available for sale.....................      --          --            40,995        40,995
Loans held for sale, net...........................     430,812     433,573     1,400,446     1,467,845
Investment in securitized loans....................      --          --           190,861       199,450
Subordinated certificates available for sale.......      16,528      16,528        18,047        18,047
Interest only strips, net..........................     132,973     132,973       456,123       456,123
Servicing assets...................................      --          --            40,516        40,516

LIABILITIES
Warehouse financing................................     354,481     354,481     1,238,156     1,238,156
Term lines.........................................      57,465      57,465       211,751       211,751
Time Deposits......................................      --          --           120,025       120,025
Bonds..............................................      --          --           174,088       174,088
Convertible subordinated notes.....................     100,000     100,000        69,920       245,419

Hedge position notional amount outstanding.........          --          --       100,000       100,000

    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. The estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Fair value estimates are based on judgments regarding future loss and prepayment experience, current economic conditions, specific risk characteristics and other factors. Changes in assumptions could significantly affect the estimates.

    Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a regional branch network with significant dealer relationships and proprietary credit scoring systems, which contribute to the Company's ongoing profitability and neither of which is considered a financial instrument.

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The unaudited quarterly results of operations for the year end September 30, 1996 and 1997 are as follows:

                                                                                 QUARTER ENDED
                                                              ---------------------------------------------------
                                                              DECEMBER 31,  MARCH 31,    JUNE 30,   SEPTEMBER 30,
                                                                  1995         1996        1996         1996
                                                              ------------  ----------  ----------  -------------
                                                                            (AMOUNTS IN THOUSANDS)
REVENUES
Gain on securitized loan sales, net of costs................   $   17,849   $   23,883  $   36,730   $    63,971
Provision for possible credit losses........................       (3,358)      (6,169)    (10,711)      (28,159)
                                                              ------------  ----------  ----------  -------------
  Net gain on securitized loan sales........................       14,491       17,714      26,019        35,812
Net gain on other loan sales................................        2,315        3,150       3,015         2,611
                                                              ------------  ----------  ----------  -------------
  Total gain on sale of loans...............................       16,806       20,864      29,034        38,423
Interest income.............................................        1,767        2,290       6,704        14,966
Interest only strips interest income........................          109        1,187       1,577         2,242
Servicing income............................................          694          940       1,040         1,334
Origination income..........................................          471        2,158       1,884         2,729
Other income................................................          263          190         426         1,562
                                                              ------------  ----------  ----------  -------------
  Total revenues............................................       20,110       27,629      40,665        61,256

EXPENSES
Salaries and employee benefits..............................        5,459        7,699       9,383        13,861
Interest....................................................        2,043        2,816       3,751         8,282
Other operating.............................................        3,761        5,100       8,458        12,619
Provision for possible credit losses........................        1,291        1,686       3,347         4,923
                                                              ------------  ----------  ----------  -------------
  Total expenses............................................       12,554       17,301      24,939        39,685
                                                              ------------  ----------  ----------  -------------
Income before income taxes..................................        7,556       10,328      15,726        21,571
Provision for income taxes..................................       (2,871)      (3,929)     (5,976)       (8,193)
                                                              ------------  ----------  ----------  -------------
Net income..................................................   $    4,685   $    6,399  $    9,750   $    13,378
                                                              ------------  ----------  ----------  -------------
                                                              ------------  ----------  ----------  -------------

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

                                                                                 QUARTER ENDED
                                                              ---------------------------------------------------
                                                              DECEMBER 31,  MARCH 31,    JUNE 30,   SEPTEMBER 30,
                                                                1996(1)      1997(1)     1997(1)        1997
                                                              ------------  ----------  ----------  -------------
                                                                            (AMOUNTS IN THOUSANDS)
REVENUES
Gain on securitized loan sales, net of costs................   $   88,652   $  119,859  $  142,096   $   168,819
Provision for possible credit losses........................      (38,711)     (52,919)    (62,531)      (77,050)
                                                              ------------  ----------  ----------  -------------
  Net gain on securitized loan sales........................       49,941       66,940      79,565        91,769
Net gain on other loan sales................................        6,296        8,219       6,570         9,001
                                                              ------------  ----------  ----------  -------------
  Total gain on sale of loans...............................       56,237       75,159      86,135       100,770
Interest income.............................................       22,412       34,601      50,565        65,156
Interest only strips interest income........................        2,717        2,700       8,525        12,978
Servicing income............................................        3,283        3,855       6,189         7,795
Origination income..........................................        3,738       11,520      10,325        15,954
Other income................................................        2,468        1,331       1,568         5,459
                                                              ------------  ----------  ----------  -------------
    Total revenues..........................................       90,855      129,166     163,307       208,112

EXPENSES
Salaries and employee benefits..............................       16,586       22,385      28,475        40,112
Interest....................................................       14,713       20,635      26,460        31,706
Other operating.............................................       22,612       24,123      31,834        42,012
Provision for possible credit losses........................        5,272       12,747      13,032        14,256
                                                              ------------  ----------  ----------  -------------
    Total expenses..........................................       59,183       79,890      99,801       128,086
                                                              ------------  ----------  ----------  -------------
Income before income taxes..................................       31,672       49,276      63,506        80,026
Provision for income taxes..................................      (12,036)     (18,725)    (24,132)      (30,418)
                                                              ------------  ----------  ----------  -------------
Net income..................................................   $   19,636   $   30,551  $   39,374   $    49,608
                                                              ------------  ----------  ----------  -------------
                                                              ------------  ----------  ----------  -------------

------------------------

(1) These quarters have been restated from previously disclosed interim results to show the effect of the FIRSTPLUS Bank pooling.

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

18. PARENT COMPANY ONLY INFORMATION

    The condensed financial statements of FIRSTPLUS Financial Group, Inc., prepared on a parent company unconsolidated basis are as follows:

                            CONDENSED BALANCE SHEETS

                                                                             SEPTEMBER 30
                                                                        ----------------------
                                                                           1996        1997
                                                                        ----------  ----------
                                                                        (AMOUNTS IN THOUSANDS)
Assets
  Cash and cash equivalents...........................................  $       31  $   27,299
  Investment in subsidiaries..........................................     206,548     429,732
  Receivable from subsidiary..........................................       2,166      34,805
  Other assets........................................................       6,649       8,229
                                                                        ----------  ----------
    Total assets......................................................  $  215,394  $  500,065
                                                                        ----------  ----------
                                                                        ----------  ----------
Liabilities and Stockholders' equity
  Accrued expenses and other liabilities..............................  $   20,825  $   --
  Convertible subordinated notes......................................     100,000      69,920
                                                                        ----------  ----------
    Total liabilities.................................................     120,825      69,920
  Stockholders' equity
    Common stock......................................................         225         366
    Common stock, non-voting..........................................          44           7
    Additional capital................................................      54,696     216,881
    Retained earnings.................................................      39,604     212,891
                                                                        ----------  ----------
    Total stockholders' equity........................................      94,569     430,145
                                                                        ----------  ----------
    Total liabilities and stockholders' equity........................  $  215,394  $  500,065
                                                                        ----------  ----------
                                                                        ----------  ----------

                                CONDENSED STATEMENTS OF INCOME


                                                                             SEPTEMBER 30
                                                                        ----------------------
                                                                           1996        1997
                                                                        ----------  ----------
                                                                        (AMOUNTS IN THOUSANDS)
Equity in earnings of subsidiaries....................................  $   57,045  $  227,006
Other income..........................................................          --         417
                                                                        ----------  ----------
  Total revenues......................................................      57,045     227,423
Interest expense......................................................         814         736
Other operating expenses..............................................       1,050       2,207
                                                                        ----------  ----------
  Income before income taxes..........................................      55,181     224,480
Provision for income taxes............................................      20,969      85,311
                                                                        ----------  ----------
  Net income..........................................................  $   34,212  $  139,169
                                                                        ----------  ----------
                                                                        ----------  ----------

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

18. PARENT COMPANY ONLY INFORMATION (CONTINUED)

                              CONDENSED STATEMENTS OF CASH FLOW

                                                                             SEPTEMBER 30
                                                                        ----------------------
                                                                           1996        1997
                                                                        ----------  ----------
                                                                        (AMOUNTS IN THOUSANDS)
Operating Activities:
  Net income..........................................................  $   34,212  $  139,169
    Undistributed earnings in equity of subsidiaries..................     (57,045)   (206,753)
    Other operating activities........................................      10,798     (22,407)
                                                                        ----------  ----------
      Net cash used in operating activities...........................     (12,035)    (89,991)
Investing Activities:
    Capital contributions to subsidiaries.............................    (136,481)     (7,305)
                                                                        ----------  ----------
      Net cash used in investing activities...........................    (136,481)     (7,305)
Financing Activities:
    Redemptions of preferred stock....................................      (2,400)     --
    Proceeds of convertible note......................................     100,000      --
    Common stock issued...............................................      51,211     125,238
    Other.............................................................        (265)       (674)
                                                                        ----------  ----------
      Net cash provided by financing activities.......................     148,546     124,564
                                                                        ----------  ----------
  Increase in cash and cash equivalents...............................          30      27,268
  Cash and cash equivalents at beginning of year......................           1          31
                                                                        ----------  ----------
  Cash and cash equivalents at end of year............................  $       31  $   27,299
                                                                        ----------  ----------
                                                                        ----------  ----------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas, State of Texas, on December 8, 1997.

                                     FIRSTPLUS FINANCIAL GROUP, INC.

                                               /S/ DANIEL T. PHILLIPS
                                     -----------------------------------------
                                                 Daniel T. Phillips
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board and
    /s/ DANIEL T. PHILLIPS        Chief Executive Officer
------------------------------    (Principal Executive       December 8, 1997
      Daniel T. Phillips          Officer)

      /s/ ERIC C. GREEN
------------------------------  President and Director       December 8, 1997
        Eric C. Green

     /s/ WILLIAM P. BENAC       Chief Financial Officer
------------------------------    (Principal Financial and   December 8, 1997
       William P. Benac           Accounting Officer)

     /s/ JOHN FITZGERALD
------------------------------  Director                     December 8, 1997
       John Fitzgerald

        /s/ DAN JESSEE
------------------------------  Director                     December 8, 1997
          Dan Jessee

      /s/ PAUL NUSSBAUM
------------------------------  Director                     December 8, 1997
        Paul Nussbaum

       /s/ PAUL SEEGERS
------------------------------  Director                     December 8, 1997
         Paul Seegers

     /s/ SHELDON I. STEIN
------------------------------  Director                     December 8, 1997
       Sheldon I. Stein

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                                             DOCUMENT DESCRIPTION
----------  ------------------------------------------------------------------------------------------------------
   3.1*     Amended and Restated Articles of Incorporation of the Registrant (Exhibit 3.1)
   3.2*     Amended and Restated Bylaws of the Registrant (Exhibit 3.2)
   4.1*     Specimen certificate for Common Stock of the Registrant (Exhibit 4)
   4.2****  Indenture, dated August 20, 1996, between the Registrant and Bank One, Columbus, N.A., as trustee thereunder
   4.3****  Note Resale Registration Rights Agreement, dated August 20, 1996, among the Registrant and the Initial
            Purchasers named therein
   4.4****  Form of Definitive 7.25% Convertible Subordinated Note Due 2003 of the Registrant
   4.5****  Form of Restricted Global 7.25% Convertible Subordinated Note Due 2003 of the Registrant
   4.6****  Form of Regulation S Global 7.25% Convertible Subordinated Note Due 2003 of the Registrant
  10.1*     Form of Home Improvement Buy-Sell Agreement (Exhibit 10.1)
  10.2*     Form of Continuous Purchase FHA Title I Loan Correspondent Agreement (Exhibit 10.2)
  10.3*     Form of Continuous Purchase Conventional Direct Loan Broker Agreement (Exhibit 10.3)
  10.4*     1995 Employee Stock Option Plan for FIRSTPLUS Financial Group, Inc. (Exhibit 10.4)
  10.5*     Non-Employee Director Stock Option Plan for FIRSTPLUS Financial Group, Inc. (Exhibit 10.5)
  10.6*     FIRSTPLUS Financial Group, Inc. Employee Stock Purchase Plan (Exhibit 10.6)
  10.7*     Description of Officer Bonus Program (Exhibit 10.7)
  10.8*     Credit Agreement among FIRSTPLUS Financial Group, Inc., Remodelers National Funding Corporation, and
            Bank One, Texas, National Association, dated as of March 17, 1995, as amended by First Amendment to
            Credit Agreement dated as of May 12, 1995 and by Second Amendment to Credit Agreement dated as of June
            6, 1995 (Exhibit 10.8)
  10.9*     Promissory Note, dated as of June 6, 1995, from Remodelers National Funding Corporation, as maker, to
            Bank One, Texas, National Association (Exhibit 10.9)
  10.10*    Security Agreement, dated as of March 17, 1995, among Remodelers National Funding Corporation and Bank
            One, Texas, National Association (Exhibit 10.10)
  10.11*    Guaranty, dated as of March 17, 1995, from FIRSTPLUS Financial Group, Inc. to Bank One, Texas,
            National Association (Exhibit 10.11)
  10.12*    Warehousing Credit, Term Loan and Security Agreement, dated as of June 15, 1995, among Remodelers
            National Funding Corporation, FIRSTPLUS Financial Group, Inc., and Residential Funding Corporation, as
            amended by First Amendment to The Warehouse Credit, Term Loan and Security Agreement, dated August 25,
            1995 (Exhibit 10.12)
  10.13*    Promissory Note, dated as of June 15, 1995, from Remodelers National Funding Corporation, as maker, to
            Residential Funding Corporation (Exhibit 10.13)
  10.14*    Promissory Note, dated as of June 29, 1995, from Remodelers National Funding Corporation, as maker, to
            Residential Funding Corporation (Exhibit 10.14)
  10.15*    Guaranty, dated as of June 15, 1995, from FIRSTPLUS Financial Group, Inc. to Residential Funding
            Corporation (Exhibit 10.15)
  10.16*    Custodian Agreement, dated as of June 15, 1995, among Remodelers National Funding Corporation,
            FIRSTPLUS Financial Group, Inc., Residential Funding Corporation and First Trust National Association
            (Exhibit 10.16)
  10.17*    Senior Subordinated Note and Warrant Purchase Agreement, dated as of March 31, 1995, among FIRSTPLUS
            Financial Group, Inc., Remodelers National Funding Corporation, SFA: State Financial Acceptance
            Corporation, Banc One Capital Partners II, Limited Partnership and Farm Bureau Life Insurance Company
            (Exhibit 10.17)
  10.18*    Senior Subordinated Note, dated as of March 31, 1995, from FIRSTPLUS Financial Group, Inc., Remodelers
            National Funding Corporation and SFA: State Financial Acceptance Corporation, as makers, to Farm
            Bureau Life Insurance Company (Exhibit 10.18)

  10.19*    Senior Subordinated Note, dated as of March 31, 1995, from FIRSTPLUS Financial Group, Inc., Remodelers
            National Funding Corporation and SFA: State Financial Acceptance Corporation, as makers, to Banc One
            Capital Partners II, Limited Partnership (Exhibit 10.19)
  10.20*    FIRSTPLUS Financial Group, Inc. Warrant Certificate, dated as of April 12, 1995, for Farm Bureau Life
            Insurance Corporation (including registration rights agreement) (Exhibit 10.20)
  10.21*    FIRSTPLUS Financial Group, Inc. Warrant Certificate, dated as of March 31, 1995, for Banc One Capital
            Partners II, Limited Partnership (including registration rights agreement) (Exhibit 10.21)
  10.22*    Subordinated Security Agreement, dated as of March 31, 1995, among FIRSTPLUS Financial Group, Inc.,
            Remodelers National Funding Corporation, SFA: State Financial Acceptance Corporation, Banc Once
            Capital Partners II, Limited Partnership and Farm Bureau Life Insurance Company (Exhibit 10.22)
  10.23*    Security Agreement _ Assignment of Servicing Agreements, dated as of March 31, 1995, among FIRSTPLUS
            Financial Group, Inc., Remodelers National Funding Corporation, SFA: State Financial Acceptance
            Corporation and Banc Once Capital Partners II, Limited Partnership, as agent for Banc One Capital
            Partners II, Limited Partnership and Farm Bureau Life Insurance Company (Exhibit 10.23)
  10.24*    Security Agreement _ Pledge of Common Stock, dated as of March 31, 1995, among FIRSTPLUS Financial
            Group, Inc. and Banc One Capital Partners II, Limited Partnership, as agent for Banc One Capital
            Partners II, Limited Partnership and Farm Bureau Life Insurance Company (Exhibit 10.24)
  10.25*    Employment Agreement by and between FIRSTPLUS Financial Group, Inc. and Ronald M. Mankoff (Exhibit
            10.25)
  10.26*    Employment Agreement by and between FIRSTPLUS Financial Group, Inc. and Daniel T. Phillips (Exhibit
            10.26)
  10.27*    Employment Agreement by and between FIRSTPLUS Financial Group, Inc. and Eric C. Green (Exhibit 10.27)
  10.28*    Employment Agreement by and between FIRSTPLUS Financial Group, Inc. and James H. Poythress (Exhibit
            10.28)
  10.29*    Loan Commitment from Bank One, Texas, N.A., to FIRSTPLUS Financial Group, Inc. (Exhibit 10.29)
  10.30*    Form of Continuous Purchase Home Improvement Broker Agreement (Exhibit 10.30)
  10.31*    Form of Pass-Through Home Improvement Financing Agreement (Exhibit 10.31)
  10.32*    Form of Dealer/Contractor Application (Exhibit 10.32)
  10.33*    Form of Broker/Correspondent Application (Exhibit 10.33)
  10.34*    Promissory Note, dated December 29, 1995, from FIRSTPLUS Financial Group, Inc., Remodelers National
            Funding Corporation and State Financial Acceptance Corporation, as makers, to Farm Bureau Life
            Insurance Company (Exhibit 10.34)
  10.35*    Loan Commitment from Residential Funding Corporation to Remodelers National Funding Corporation and
            FIRSTPLUS Financial Group, Inc. (Exhibit 10.35)
  10.36*    Stock Purchase and Sale Agreement, dated as of November 30, 1995, by and among FIRSTPLUS Financial
            Group, Inc., FIRSTPLUS East Mortgage Corporation and its shareholders (Exhibit 10.36)
  10.37*    First Amendment to Credit Agreement and Note, dated as of June 21, 1995, by and among Remodelers
            National Funding Corporation, SFA: State Financial Acceptance Corporation, FIRSTPLUS Financial Group,
            Inc. and Banc One Capital Partners V, Ltd. (Exhibit 10.37)
  10.38*    Senior Subordinated Note, dated November 1, 1995, from FIRSTPLUS Financial Group, Inc., Remodelers
            National Funding Corporation and State Financial Acceptance Corporation, as makers, to Banc One
            Capital Partners II, Limited Partnership (Exhibit 10.38)
  10.39*    Senior Subordinated Note, dated November 16, 1995, from FIRSTPLUS Financial Group, Inc., Remodelers
            National Funding Corporation and State Financial Acceptance Corporation, as makers, to and Banc One
            Capital Partners II, Limited Partnership (Exhibit 10.39)

  10.40*    Senior Subordinated Note, dated September 27, 1995, from FIRSTPLUS Financial Group, Inc., Remodelers
            National Funding Corporation and State Financial Acceptance Corporation, as makers, to Farm Bureau
            Life Insurance Company (Exhibit 10.40)
  10.41*    Senior Subordinated Note, dated September 27, 1995, from FIRSTPLUS Financial Group, Inc., Remodelers
            National Funding Corporation and State Financial Acceptance Corporation, as makers, to Farm Bureau
            Life Insurance Company (Exhibit 10.41)
  10.42*    Senior Subordinated Note and Warrant Purchase Agreement, amended and restated as of July 16, 1995, among FIRSTPLUS Financial Group, Inc., Remodelers National Funding Corporation and SFA: State
            Financial Acceptance Corporation, as sellers, and Banc One Capital Partners II, Limited Partnership,
            Farm Bureau Life Insurance Company and Banc One Capital Partners V, Ltd., as purchasers (Exhibit
            10.42)
  10.43*    FIRSTPLUS Financial Group, Inc. Warrant Certificate, dated as of July 16, 1995, for Banc One Capital
            Partners V, Ltd. (Exhibit 10.43)
  10.44*    Second Amended and Restated Subordinated Security Agreement, amended and restated as of September 27,
            1995, made by FIRSTPLUS Financial Group, Inc., Remodelers National Funding Corporation and SFA: State
            Financial Acceptance Corporation for the benefit of Banc One Capital Partners II, Limited Partnership,
            Farm Bureau Life Insurance Company and Banc One Capital Partners V, Ltd. (Exhibit 10.44)
  10.45*    Second Amended and Restated Security Agreement _ Pledge of Common Stock, amended and restated as of
            September 27, 1995, made by FIRSTPLUS Financial Group, Inc., for the benefit of Banc One Capital
            Partners II, Limited Partnership, Farm Bureau Life Insurance Company and Banc One Capital Partners V,
            Ltd. (Exhibit 10.45)
  10.46*    Second Amended and Restated Security Agreement _ Assignment of Servicing Agreements, amended and restated as of September 27, 1995, made by FIRSTPLUS Financial Group, Inc., for the benefit of Banc
            One Capital Partners II, Limited Partnership, Farm Bureau Life Insurance Company and Banc One Capital
            Partners V, Ltd. (Exhibit 10.46)
  10.47*    Second Amendment to the Warehouse Credit, Term Loan and Security Agreement, dated as of September 15,
            1995, by and among Remodelers National Funding Corp., FIRSTPLUS Financial Group, Inc. and Residential
            Funding Corporation (Exhibit 10.47)
  10.48*    Form of Letter Agreement, dated January 29, 1996, by and between FIRSTPLUS Financial Group, Inc. and
            Residential Funding Corporation, regarding the Warehouse Credit, Term Loan and Security Agreement,
            dated June 15, 1995 (Exhibit 10.48)
  10.49*    Form of Letter Agreement, dated January 29, 1996, by and between FIRSTPLUS Financial Group, Inc. and
            Banc One, Texas, National Association, regarding the Credit Agreement, dated as of March 17, 1995
            (Exhibit 10.49)
  10.50*    Form of Letter Agreement, dated January 29, 1996, by and among FIRSTPLUS Financial Group, Inc., Banc
            One Capital Partners II, Limited Partnership, Farm Bureau Life Insurance Company and Banc One Capital
            Partners V, Ltd., regarding the Senior Subordinated Note and Warrant Purchase Agreement, dated as of
            March 31, 1995 (Exhibit 10.50)
  10.51*    Third Amendment to the Warehouse Credit, Term Loan and Security Agreement, dated as of January 22,
            1996, by and among Remodelers National Funding Corp., FIRSTPLUS Financial Group, Inc. and Residential
            Funding Corporation (Exhibit 10.51)
  10.52*    Subordinated Loan Agreement, dated as of September 27, 1995, by and among FIRSTPLUS Financial Group,
            Inc., Remodelers National Funding Corporation and SFA: State Financial Acceptance Corp., as borrowers, and Banc One Capital Partners II, Limited Partnership and Farm Bureau Life Insurance Company, as
            lenders, as amended by First Amendment to Subordinated Loan Agreement (Exhibit 10.52)
  10.53*    Letter Agreement, dated June 7, 1995, between Banc One Capital Corporation and FIRSTPLUS Financial
            Group, Inc. regarding financial advisory and consultation services (Exhibit 10.53)
  10.54**   Registration Rights Agreement, dated as of March 31, 1996, by and among FIRSTPLUS Financial Group,
            Inc. and the shareholders of Mortgage Plus Incorporated (Exhibit 10.2)

  10.55**   Agreement and Plan of Merger, dated as of May 22, 1996, among FIRSTPLUS Financial Corporation, Inc.,
            FIRSTPLUS West, Inc. and Mortgage Plus Incorporated and the shareholders (Exhibit 10.1)
  10.56***  Master Repurchase Agreement, dated as of May 10, 1996, by and between FIRSTPLUS Financial, Inc. and
            Bear Stearns Home Equity Trust 1996-1 (Exhibit 10.1)
  10.57***  Custody Agreement, dated May 10, 1996, among FIRSTPLUS Financial, Inc., Bear Stearns Home Equity Trust
            1996-1, and Bank One Texas, N.A. (Exhibit 10.2)
  10.58***  Fifth Amendment to Credit Agreement, dated June 20, 1996, by and among FIRSTPLUS Financial, Inc.,
            FIRSTPLUS Financial Group, Inc. and Bank One, Texas, National Association (Exhibit 10.3)
  10.59***  Promissory Note, dated June 30, 1996, between FIRSTPLUS Financial, Inc. and Bank One, Texas, National
            Association (Exhibit 10.4)
  10.60*    Credit Agreement, dated October 17, 1996, between FIRSTPLUS Financial, Inc. and Bank One Texas,
            National Association
  10.61+    Master Assignment Agreement between FIRSTPLUS FINANCIAL, INC. and Merrill Lynch Mortgage Capital Inc.
            (Exhibit 10.1)
  10.62+    Tri-Party Custodial Agreement among FIRSTPLUS FINANCIAL, INC., Merrill Lynch Mortgage Capital Inc.,
            Merrill Lynch Credit Corporation and Bank One, Texas, N.A. (Exhibit 10.2)
  10.63+    Annex I Supplemental Terms to Master Repurchase Agreement Dated as of April 10, 1997, among Merrill
            Lynch Mortgage Capital, Inc. and Merrill Lynch Credit Corporation and FIRSTPLUS FINANCIAL, INC.
            (Exhibit 10.3)
  10.64+    Revolving Credit Agreement between FIRSTPLUS FINANCIAL, INC. and working Capital Management Co. dated
            June 16, 1997. (Exhibit 10.4)
  10.65+    Sale and Servicing Agreement dated June 1, 1997 between FIRSTPLUS FUNDING TRUST, FIRSTPLUS FINANCIAL,
            INC. and FIRSTBANK NATIONAL ASSOCIATION (Exhibit 10.5)
  10.66+    INDENTURE between FIRSTPLUS FUNDING TRUST and FIRSTBANK NATIONAL ASSOCIATION (Exhibit 10.6)
  11        Statement Regarding Computation of Per Share Earnings
  23.1      Consent of Ernst & Young LLP
  27        Financial Data Schedule

------------------------

   *Incorporated by reference from exhibit shown in parenthesis contained in the Company's Registration Statement on Form S-1 (Registration No. 33-96688), filed by the Company with the Commission.

  **Incorporated by reference from exhibit shown in parenthesis contained in the Company's current report on Form 8-K, filed by the Company with the Commission on June 14, 1996.

 ***Incorporated by reference from exhibit shown in parenthesis contained in the Company's Form 10-Q for the quarterly period ended June 30, 1996, filed by the Company with the Commission on August 6, 1996.

****Incorporated by reference from the exhibit shown in parenthesis contained in the Company's registration Statement on Form S-1 (Registration No. 333-14171), filed by the Company with the Commission.

   +Incorporated by reference from exhibit shown in parenthesis contained in the Company's Form 10-Q for the quarterly period ended June 30, 1997, filed by the Company with the Commission on August 14, 1997.