Form 10-QT
period 1997-12-31
FIRSTPLUS FINANCIAL GROUP INC
filed 1998-02-13
CIK 1000368

                               UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q

(Mark One)

     [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        For the quarterly period ended

                                      OR

     [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 1997 to December 31, 1997

Commission file number 0-27550

                       FIRSTPLUS Financial Group, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Nevada                                           75-2561085
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                      1600 Viceroy, Dallas, Texas 75235
-------------------------------------------------------------------------------
                 (Address of principal executive offices)
                                 (Zip Code)

                               (214) 599-6400
-------------------------------------------------------------------------------
Former fiscal year end September 30, 1997; New fiscal year end December 31, 1998
-------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No
                                                ---        ---

There were 37,165,147 shares of voting common stock and 690,990 shares of non-voting common stock, $.01 par value outstanding as of January 31, 1998.

                        FIRSTPLUS FINANCIAL GROUP, INC.

                             INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION

         Item 1. Financial Statements                                      Page
                                                                           ----
                 Consolidated Balance Sheets -
                   September 30, 1997 and December 31, 1997 (Unaudited)-     3

                 Consolidated Statements of Income-(Unaudited)
                   Three Months Ended December 31, 1996 and
                   December 31, 1997                                         4

                 Consolidated Statements of Cash Flows-(Unaudited)
                   Three Months Ended December 31, 1996 and
                   December 31, 1997                                         5

                 Notes to Consolidated Financial Statements-(Unaudited)      6

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       8

Part II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                           12

SIGNATURE                                                                   12

               FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    ASSETS

                                                    September 30,  December 31,
                                                        1997           1997
                                                    -------------  ------------
                                                                    (Unaudited)
Cash and cash equivalents                             $   94,978    $   59,524
Securities, available for sale                            40,995        30,172
Loans held for sale, net                               1,400,446     1,577,847
Investment in securitized loans                          190,861       182,842
Subordinated certificates held for sale                   18,047        18,047
Interest only strips, net                                456,123       487,555
Servicing assets                                            40,516        53,480
Receivable from trusts                                   138,816       171,606
Other assets                                              66,424        73,309
                                                      ----------    ----------
     Total assets                                     $2,447,206    $2,654,382
                                                      ----------    ----------
                                                      ----------    ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities              $   44,445    $   30,919
Warehouse financing                                    1,238,156     1,361,967
Term lines                                               211,751       275,692
Time deposits                                            120,025       133,146
Bonds                                                    174,088       168,646
Convertible subordinated notes                            69,920        69,920
Notes payable and other borrowings                        39,321        39,714
Deferred tax liabilities, net                            119,355       127,516
                                                      ----------    ----------
    Total liabilities                                  2,017,061     2,207,520

Commitments and contingencies

Stockholders' equity:
Preferred stock Series A, non-voting, $1.00 par value
 8% cumulative dividend:
  Authorized shares-300
  Issued and outstanding shares-none                          --            --
Preferred stock Series B, non-voting, $1.00 par value
 8% cumulative dividend:
  Authorized shares-2,300
  Issued and outstanding shares-none                          --            --
Common stock, $0.01 par value:
  Authorized shares-100,000
  Issued and outstanding shares
   36,580 at September 30, 1997 and 37,140 at
   December 31, 1997                                         366           371
Common stock, non-voting, $0.01 par value:
  Authorized shares-25,000
  Issued and outstanding shares
   691 at September 30, 1997 and December 31, 1997             7             7
Additional capital                                       216,881       219,329
Unrealized gains on available for sale
 securities, net                                          20,253        25,900
Retained earnings                                        192,638       201,255
                                                      ----------    ----------
    Total stockholders' equity                           430,145       446,862
                                                      ----------    ----------
    Total liabilities and stockholders' equity        $2,447,406    $2,654,382
                                                      ----------    ----------
                                                      ----------    ----------

See accompanying notes

               FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       Three Months Ended
                                                           December 31,
                                                     -----------------------
                                                         1996        1997
                                                         ----        ----
                                                           (Unaudited)
Revenues:
  Gain on securitized loan sales, net                $   49,941   $   18,931
  Interest income                                        22,412       64,353
  Interest only strips interest income                    2,717       23,288
  Origination income                                      3,738       23,480
  Servicing income                                        3,283        9,392
  Gain on whole loan sales                                6,296        4,521
  Insurance income                                           --        2,004
  Other income                                            2,468        1,392
                                                     ----------   ----------
      Total revenues                                     90,855      147,361

Expenses:
  Salaries and employee benefits                         16,586       36,909
  Interest                                               14,713       33,996
  Other operating                                        22,612       48,511
  Provision for possible credit losses                    5,272       14,047
                                                     ----------   ----------
      Total expenses                                     59,183      133,463
                                                     ----------   ----------
      Income before income taxes                         31,672       13,898
Provision for income taxes                              (12,036)      (5,281)
                                                     ----------   ----------
      Net income                                     $   19,636   $    8,617
                                                     ----------   ----------
                                                     ----------   ----------

Weighted average common shares                           28,278       37,487
                                                     ----------   ----------
                                                     ----------   ----------
Basic earnings per share                             $     0.69   $     0.23
                                                     ----------   ----------
                                                     ----------   ----------

Weighted average common shares - assuming dilution       35,547       43,570
                                                     ----------   ----------
                                                     ----------   ----------
Diluted earnings per share                           $     0.58   $     0.22
                                                     ----------   ----------
                                                     ----------   ----------

See accompanying notes

               FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)

                                                              Three Months Ended
                                                                  December 31,
                                                           -------------------------
                                                               1996         1997
                                                               ----         ----
OPERATING ACTIVITIES:
Net income                                                 $  19,636    $     8,617
  Operating activities:
    Provision for possible credit losses                       5,272         14,047
    Depreciation and amortization                                342          1,770
    Gain on sales of loans                                   (56,237)       (23,452)
    Changes in operating assets and liabilities:
      Interest only strip and servicing asset amortization     5,161         35,947
      Loans originated or acquired                          (824,099)    (1,322,947)
      Principal collected and proceeds from sale of loans    585,968      1,147,817
      Interest only strips, net                              (19,041)       (60,923)
      Receivable from trusts                                 (18,107)       (32,790)
      Other assets                                           (16,315)        (1,687)
      Accounts payable and accrued expenses                     (665)       (13,526)
      Deferred tax liability                                  11,469          8,161
      Other                                                      415          1,380
                                                           ---------    -----------
NET CASH USED IN OPERATING ACTIVITIES                       (306,201)      (237,586)

INVESTING ACTIVITIES:
  Cash from acquisition                                       11,962              -
  Purchases of available for sale securities                 (10,924)        (6,844)
  Proceeds from sale of available for sale securities             --         17,667
  Purchases of equipment and leasehold improvements             (565)        (6,968)
                                                           ---------    -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                        473          3,855

FINANCING ACTIVITIES:
  Borrowings on warehouse financing facilities, net          274,114        123,811
  Borrowings on term line of credit                           27,160         63,941
  Repayment on notes payable, net                               (768)           393
  Payments on bonds payable                                       --         (5,442)
  Net change in deposits                                       1,376         13,121
  Issuance of common stock                                       718          2,453
                                                           ---------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    302,600        198,277
                                                           ---------    -----------

DECREASE IN CASH                                              (3,128)       (35,454)
Cash and cash equivalents at beginning of period              23,167         94,978
                                                           ---------    -----------
Cash and cash equivalents at end of period                 $  20,039    $    59,524
                                                           ---------    -----------
                                                           ---------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                        $  11,723    $    30,750
                                                           ---------    -----------
                                                           ---------    -----------

See accompanying notes

               FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1997 included in FIRSTPLUS Financial Group, Inc.'s 1997 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

     On December 15, 1997, the Board of Directors of FIRSTPLUS Financial Group, Inc. (the "Company") approved a change in the Company's fiscal year end from September 30 to December 31, to be effective beginning January 1, 1998. Accordingly, the Company is filing this Transition Report on Form 10-Q for the transition period ended December 31, 1997.

2.  LOANS HELD FOR SALE

Loans held for sale consist of the following:

                                        September 30,   December 31,
                                            1997            1997
                                         ----------     ----------
                                                        (Unaudited)
High LTV Loans                           $1,310,576     $1,445,725
Personal consumer                            93,172        107,118
Conforming first lien mortgages              16,488         16,801
Other                                        14,581         41,938
                                         ----------     ----------
  Subtotal                                1,434,817      1,611,582

Allowance for possible credit losses        (31,539)       (19,753)
Deferred finance charges                    (16,568)       (19,559)
Net purchase premiums                        13,736          5,577
                                         ----------     ----------
  Total                                  $1,400,446     $1,577,847
                                         ----------     ----------
                                         ----------     ----------

               FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.  INTEREST ONLY STRIPS, NET

The activity in the Interest Only Strips (net of allowance for loan losses) is summarized as follows:

                                                           Three months
                                            Year ended         ended
                                           September 30,    December 31,
                                               1997             1997
                                            ---------       ----------
                                                            (Unaudited)
Balance, beginning of period                $ 132,973        $ 456,123
Interest only strips from securizations       608,548          164,965
Provision for possible losses                (245,796)        (116,463)
Amortization                                  (61,707)         (34,314)
Charge-offs, net                               23,866           17,581
Other                                          (1,761)            (337)
                                            ---------        ---------
Balance, end of period                      $ 456,123        $ 487,555
                                            ---------        ---------
                                            ---------        ---------

4.  EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended
                                                         December 31
                                                     ------------------
                                                         (unaudited)

                                                       1996      1997
                                                     --------   -------
Numerator:
  Numberator for basic earnings per share-income      $19,636   $ 8,617
   availabe to common stockholders (net income)

  Effect of dilutive securities:
   Additional interest on convertible
    subordinated notes, net of tax                      1,096       792
                                                      -------   -------

  Numerator for diluted earnings per share-income
   available to common stockholders after assumed
   conversions                                        $20,732   $ 9,409
                                                      -------   -------
                                                      -------   -------

Denominator:

  Denominator for basic earnings per share-weighted
   average shares                                      28,278   37,487

  Effect of dilutive securities:
   Employee stock options                               1,345    1,793
   Convertible subordinated notes                       5,924    4,290
                                                      -------   -------
  Dilutive potential common shares                      7,269    6,083
                                                      -------   -------

Denominator for diluted earnings per share-adjusted
 weighted average shares and assumed conversions       35,547   43,570
                                                      -------   -------
                                                      -------   -------

Basic earnings per share                              $  0.69   $  0.23
                                                      -------   -------
                                                      -------   -------

Diluted earnings per share                            $  0.58   $  0.22
                                                      -------   -------
                                                      -------   -------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FIRSTPLUS Financial Group, Inc. (together with its subsidiaries, the "Company" or "FIRSTPLUS") is a specialized consumer finance company that originates, purchases, services and sells consumer finance receivables. The Company's loan products are debt consolidation or home improvement loans secured by second liens on residential real property ("High LTV Loans"), non-conforming home equity loans ("Home Equity"), conforming first lien loans, and personal consumer loans. The Company sells substantially all of its High LTV Loans through its securitization program and retains rights to service these loans.

     The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K, including the consolidated financial statements and notes thereto.

FINANCIAL CONDITION
    DECEMBER 31, 1997

      Loans held for sale and investment in securitized loans increased to $1.8 billion as of December 31, 1997, compared with $1.6 billion as of September 30, 1997, an increase of $0.2 billion or 12.5%. This increase was due to loan originations of $1.3 billion offset by loans securitized of $900 million, whole loan sales and loan paydowns.

     The Company's interest only strips ("I/O Strips") increased to $487.6 million at December 31, 1997, compared with $456.1 million at September 30, 1997, an increase of $31.5 million or 6.9%. The increase in the I/O Strips was the result of the recognition of the fair value of the I/O Strips associated with the current period securitizations, offset by the amortization of the I/O Strips and offset by the provision for losses on loans sold. I/O Strips are amortized through periodic charges to the income statement on an accelerated basis. This amortization rate is approximately 131% of the 2.9% (11.6% annualized) loan run-off rate (including scheduled amortization, prepayments and defaults) experienced in the related securitization pools during the December 31, 1997 quarter. As of December 31, 1997, the carrying value of previously recorded I/O Strips reflects the estimated fair value.

     Total stockholders' equity at December 31, 1997 was $446.9 million, compared with $430.1 million at September 30, 1997, an increase of $16.8 million or 3.9%. During the three months ended December 31, 1997, the Company earned net income of $8.6 million and had a $5.6 million net increase in its unrealized gains on securities related to its I/O Strips.

RESULTS OF OPERATIONS
     THREE MONTHS ENDED DECEMBER 31, 1997 VERSUS THREE MONTHS ENDED DECEMBER 31, 1996

     The Company's total revenues increased to $147.4 million during its December 1997 quarter, compared with $90.9 million in the December 1996 quarter, an increase of $56.5 million or 62.2%. During the December 1997 quarter, the Company's percentage of non-securitization revenue to total revenue increased to 87.2%, compared with 45.0% in the December 1996 quarter.

     Gain on securitized loan sales decreased to $18.9 million in the December 1997 quarter, compared with $49.9 million in the December 1996 quarter, a decrease of $31.0 million or 62.1%. Gain on securitized loan sales in each quarter was affected by both the size of the securitizations and the assumptions used in the gain on securitized loan sales. During the December 1997 quarter, the Company securitized $900 million of High LTV Loans, compared with $395 million in the December 1996 quarter. This increase in volume was due to increased loan originations.

     During the quarter, the Company used more conservative assumptions to record the gain on securitized loan sales, primarily an increased discount rate assumption. The more conservative assumptions used for the 1997-4 I/O Strip were determined based on management's assessment of several factors, including but not limited to differences in the transaction structure of 1997-4 versus previous securitization structures and changes in conditions of the asset backed High LTV Loan market. Accordingly, management has determined that the level of uncertainty regarding the fair value of the 1997-4 I/O Strip has increased. Below is a comparison of discount rates used in securitizations:

                                                Prior
 Approximate discount rate used for       securitizations     1997-4
 ----------------------------------       ---------------     ------
Expected pro forma gross cash flows           10-11%           17.6%

Anticipated losses                              6.5%            5.8%

Overall effective discount rate                12.5%           33.0%

                                                Three months ended
                                                    December 31
                                               ---------------------
                                               1996             1997
                                               -----            ----
Gain on securitized loan sales
  as a percentage of loans securitized         12.6%            2.1%

     Other assumptions used in assessing the fair value of the 1997-4 I/O Strip were a proprietary prepayment curve (reaching a maximum constant prepayment rate of approximately 17%) and a proprietary default curve (resulting in an equivalent 12-month ramp to an average annual default rate of 3.4%).

     Interest income increased to $64.4 million in the December 1997 quarter, compared with $22.4 million in the December 1996 quarter, an increase of $42.0 million or 187.5%. The increase in interest income was mostly attributable to an increase in the volume of loans originated and loans held for sale. Loans held for sale as of December 31, 1997 were $1.6 billion, compared with $734.4 million as of December 31, 1996.

     Interest income on the Company's I/O Strips increased to $23.3 million in the quarter ended December 31, 1997, compared with $2.7 million in the quarter ended December 31, 1996, an increase of $20.6 million or 763%. This increase was primarily the result of the Company's larger average I/O Strip balance during the December 31, 1997 quarter. I/O Strips as of December 31, 1997 were $487.6 million compared with $196.8 million as of December 31, 1996.

     Origination income increased to $23.5 million in the quarter ended December 31, 1997, compared with $3.7 million in the quarter ended December 31, 1996, an increase of $19.8 million or 535.1%. The increase was the result of the Company's continuing shift toward direct to consumer originations. Origination fees are deferred when collected and subsequently recognized when the loans are sold. The Company collected and deferred approximately $34.1 million of loan origination fees during the December 1997 quarter.

     Servicing income increased to $9.4 million in the quarter ended December 31, 1997, compared with $3.3 million in the quarter ended December 31, 1996, an increase of $6.1 million or 184.8%. This increase was a result of the increase in the Company's securitized loan portfolio which increased to $3.9 billion at December 31, 1997, compared with $1.2 billion at December 31, 1996.

     Total pre-tax operating expenses, which include salaries, employee benefits, advertising, marketing, servicing and other operating expenses, increased to $96.8 million (before deferring $11.4 million of direct origination costs) in the quarter ended December 31, 1997, compared with $39.2 million in the quarter ended December 31, 1996, an increase of $57.6 million or 146.9%.
The increase in operating expenses during the quarter ended December 31, 1997 was due to the Company's decision to significantly increase its High LTV and Home Equity direct to consumer lending platforms (including its Texas Home Equity direct to consumer lending division). In addition, the Company continued to increase marketing and advertising to build brand name awareness and attract new customers.

     Interest expense for the quarter ended December 31, 1997 increased to $34.0 million, compared with $14.7 million for the quarter ended December 31, 1996, an increase of $19.3 million or 131.3%. The increase primarily related to the Company's overall increase in the warehouse and repurchase facilities and term line borrowings, which supported both loan volume growth and expanding operations in the quarter.

     The Company's provision for possible credit losses on loans held for sale increased to $14.0 million for the quarter ended December 31, 1997, compared with $5.3 million for the quarter ended December 31, 1996, an increase of $8.7 million or 164.1%. The 30 day and over delinquency rate for the managed loans portfolio decreased to 2.6% as of December 31, 1997, compared with 2.7% as of December 31, 1996. Gross servicing portfolio defaults, before recoveries and insurance recoveries received on Title I loans, equaled $22.6 million or 0.44% of the December 31, 1997 average quarterly loan portfolio. Of the $22.6 million, approximately $5.3 million were Title I defaults, which are subject to recoveries under the Title I insurance program.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations require continued access to financing sources. The Company's primary operating cash requirements include the funding of (i) loan originations, (ii) reserve accounts, overcollateralization requirements, fees and expenses incurred in connection with its securitization transactions, (iii) tax payments due on the Company's taxable net income,
(iv) television, radio and direct mail advertising and other marketing, and
(v) administrative and other operating expenses. The Company has been able to utilize a new securitization structure whereby the Company issues the bonds in excess of loans delivered. Overcollateralization requirements are met by future excess cash flows of the specific securitizations. The Company expects to continue to utilize this structure in future securitization transactions.

     Adequate credit facilities and other sources of funding, which permit the Company to fund its operating cash requirements and to securitize or sell loans in the secondary market, are essential to the continuation of the Company's ability to originate and purchase loans. After utilizing available working capital, the Company borrows money to fund its loan originations and purchases and repays these borrowings as the loans are repaid or sold. Upon the securitization or sale of loans and the subsequent repayment of the borrowings, the Company's working capital and warehouse facilities again become available to fund additional loan originations and purchases.

     The Company currently has approximately $3.6 billion in capacity in its warehouse and repurchase facilities. These facilities carry variable interest rates, primarily based on LIBOR, ranging from 0.50% to 1.5%. On December 15, 1997, the Company entered into a new $1.5 billion committed repurchase agreement with an affiliate of Deutsche Bank A.G. that bears interest at LIBOR + 0.50%. As of December 31, 1997, the Company had $1.4 billion outstanding under these facilities. The borrowings under the warehouse and repurchase facilities had a weighted average interest rate of 6.8% and 6.6% as of December 31, 1997 and September 30, 1997, respectively.

     In addition, the Company had approximately $420 million in term line facilities that are secured by I/O Strips generated from the related securitizations. As of December 31, 1997, the Company had $275.7 million outstanding under these facilities. These facilities are with the same institution as the warehouse and repurchase facility and bear interest rates at LIBOR + between 2.1% and 2.25%.

     As a result of the Company's increasing volume of loan originations and purchases, and its expanding securitization activities, the Company has operated, and expects to continue to operate, on a negative operating cash flow basis, which is expected to increase as the volume of the Company's loan purchases and originations increase and its securitization program grows.
The Company's operations used $237.6 million during the quarter ended December 31, 1997, compared with $306.2 million used during the quarter ended December 31, 1996. The cash used in operations is primarily related to the cost of an enlarged infrastructure, employee base and the costs that accompany the Company's securitization strategy. Cash from financing and investing activities provided cash in the amount of $202.1 million for the quarter ended December 31, 1997, compared with $303.1 million in the quarter ended December 31, 1996. Financing and investing activities increased primarily due to additional borrowings related to the warehouse, repurchase, and term line facilities along with other borrowings, which have been used to fund loan originations, working capital and securitization costs.

     In addition, the Company has a strategy of maintaining a significant quantity of loans on its balance sheet, thus increasing the length of time that loans are held for sale and materially increasing its interest rate risk. Because the Company's present loan facilities bear interest at variable rates, the Company has a need for medium to long-term fixed-rate financing.
If the Company is unable to obtain such financing, it could have a material adverse effect on the Company's results of operations and financial condition.

IMPACT OF YEAR 2000

     The "Year 2000" issue refers to the phenomenon whereby computer programs, having been written using two digits rather than four to define the applicable year, may erroneously recognize a date using "00" as the year 1900 rather than the year 2000. This error could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     The Company is in the process of upgrading its mission critical systems as part of its strategic initiatives to accommodate its growth and need for increased capacity. As part of this process, the Company is ensuring that these new systems are Year 2000 compliant.

     To a degree, the Company relies on outside software vendors, significant suppliers and large customers for the operation of its systems. The Company is initiating formal communications with these parties to determine the extent to which the Company's upgraded systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

     The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications.
The Company anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project, although not formally assessed at this time, is not expected to be material and is being funded through operating cash flows.

FORWARD LOOKING STATEMENTS

     Certain information contained in the transition report on Form 10-Q and contained herein constitutes "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" contained in the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 1996, constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements, and reference is made to such Form 8-K.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

           Not Applicable

Item 2.  CHANGES IN SECURITIES

           Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable

Item 5.  OTHER INFORMATION

           Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  Exhibits:

                10.1  - Loan and Security Agreement, dated December 13, 1997, between FIRSTPLUS Special Funding Corp. and German American Capital Corporation

                10.2  - Loan and Security Agreement, dated December 13, 1997, between FIRSTPLUS Special Funding Corp. and Aspen Funding Corp.

                27    - Financial Data Schedule

         (B) Reports on Form 8-K

             On December 23, 1997, the Company filed a Current Report on Form 8-K (amended on February 5, 1998) with respect to a change in fiscal year end.

             On December 22, 1997, the Company filed a Current Report on Form 8-K with respect to the press release dated December 19, 1997 on gain-on-sale.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTPLUS Financial Group, Inc.
(Registrant)

by:  /s/  William P. Benac
    ---------------------------------------------------------
    William P. Benac
    Chief Financial Officer
    (Principal Financial Officer and Duly Authorized Officer)


date: February 13, 1998
      -----------------