Form 10-QT/A
period 1997-12-31
FIRSTPLUS FINANCIAL GROUP INC
filed 1998-05-19
CIK 1000368

                               UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                       FORM 10-Q/A AMENDMENT NO. 1

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

                              EXPLANATORY NOTE

   FIRSTPLUS Financial Group, Inc. (the "Company" or "FIRSTPLUS") is amending its Transition Report on Form 10-Q for the transition period ended December 31, 1997. The amendment is to reflect an increase in the gain on securitized loan sales, net, and the corresponding increase in the interest only strip ("I/O Strips"), and a decrease in interest income on interest only strips. The Company utilizes a volatility-based formula to ascertain the market discount rate on its I/O Strips, as required by Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"). During the December 1997 quarter, and extending through the March 1998 quarter, extreme market uncertainties resulted in FIRSTPLUS utilizing a discount rate to value its I/O Strips which attempted to account for these uncertainties. Since that time, FIRSTPLUS has developed an enhanced residual valuation model. This model takes into account the most relevant valuation factors as of the date of the related securitization, and specifically addresses the structure of the securities and the discount rates. When evaluating the three months ended December 31, 1997, management concluded that the residuals resulting from this period's securitizations were recorded at levels inconsistent with the enhanced model. After further consideration regarding the conditions that existed on December 31, 1997, FIRSTPLUS has concluded that the discount rates associated with I/O Strips generated during the December 1997 quarter were overstated. As such, the Company's net income for the December 1997 quarter was understated.

   This Amendment No. 1 on Form 10-Q/A to the Transition Report on Form 10-Q of the Company for the transition period ended December 31, 1997 contains revised financial statements (Part I Item 1) and management's discussion and analysis of financial condition and results of operations (Part I Items 2) resulting from the above changes. Each of the items included herein has been restated in full.

                        FIRSTPLUS FINANCIAL GROUP, INC.

                      INDEX TO FORM 10-Q/A AMENDMENT NO. 1


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

               FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    ASSETS

                                                    September 30,  December 31,
                                                        1997           1997
                                                                 (Restated - see
                                                                      Note 2)
                                                    -------------  ------------
                                                                    (Unaudited)
Cash and cash equivalents                             $   94,978    $   59,524
Securities, available for sale                            40,995        30,172
Loans held for sale, net                               1,400,446     1,577,670
Investment in securitized loans                          190,861       182,842
Subordinated certificates held for sale                   18,047        18,047
Interest only strips, net                                456,123       482,271
Servicing assets                                          40,516        53,370
Receivable from trusts                                   138,816       171,606
Other assets                                              66,424        73,308
                                                      ----------    ----------
     Total assets                                     $2,447,206    $2,648,810
                                                      ----------    ----------
                                                      ----------    ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities              $   44,445    $   30,919
Warehouse financing                                    1,238,156     1,361,967
Term lines                                               211,751       275,692
Time deposits                                            120,025       133,146
Bonds                                                    174,088       168,646
Convertible subordinated notes                            69,920        69,920
Notes payable and other borrowings                        39,321        39,714
Deferred tax liabilities, net                            119,355       125,521
                                                      ----------    ----------
    Total liabilities                                  2,017,061     2,205,525

Commitments and contingencies

Stockholders' equity:
Preferred stock, non-voting, $1.00 par value,
 8% cumulative dividend:
  Authorized shares-Series A-300; Series B-2,300
  Issued and outstanding shares-Series A
   and Series B-none                                          --            --
Common stock, $0.01 par value:
  Authorized shares-100,000
  Issued and outstanding shares
   36,580 at September 30, 1997 and 37,140 at
   December 31, 1997                                         366           371
Common stock, non-voting, $0.01 par value:
  Authorized shares-25,000
  Issued and outstanding shares
   691 at September 30, 1997 and December 31, 1997             7             7
Additional capital                                       216,881       219,329
Unrealized gains on available for sale
 securities, net                                          20,253        19,262
Retained earnings                                        192,638       204,316
                                                      ----------    ----------
    Total stockholders' equity                           430,145       443,285
                                                      ----------    ----------
    Total liabilities and stockholders' equity        $2,447,206    $2,648,810
                                                      ----------    ----------
                                                      ----------    ----------

See accompanying notes

               FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       Three Months Ended
                                                           December 31,
                                                     -----------------------
                                                         1996        1997
                                                         ----        ----
                                                                 (Restated -
                                                                  see Note 2)
                                                           (Unaudited)
Revenues:
  Gain on securitized loan sales, net                $   49,941   $   28,799
  Gain on whole loan sales                                6,296        4,521
  Interest income                                        22,412       64,353
  Interest only strips interest income                    2,717       18,358
  Origination income                                      3,738       23,480
  Servicing income                                        3,283        9,392
  Insurance income                                           --        2,004
  Other income                                            2,468        1,392
                                                     ----------   ----------
      Total revenues                                     90,855      152,299

Expenses:
  Salaries and employee benefits                         16,586       36,909
  Interest                                               14,713       33,996
  Other operating                                        22,612       48,511
  Provision for possible credit losses                    5,272       14,047
                                                     ----------   ----------
      Total expenses                                     59,183      133,463
                                                     ----------   ----------
      Income before income taxes                         31,672       18,836
Provision for income taxes                              (12,036)      (7,158)
                                                     ----------   ----------
      Net income                                     $   19,636   $   11,678
                                                     ----------   ----------
                                                     ----------   ----------

Weighted average common shares                           28,278       37,487
                                                     ----------   ----------
                                                     ----------   ----------
Basic earnings per share                             $     0.69   $     0.31
                                                     ----------   ----------
                                                     ----------   ----------

Weighted average common shares - assuming dilution       35,547       43,570
                                                     ----------   ----------
                                                     ----------   ----------
Diluted earnings per share                           $     0.58   $     0.29
                                                     ----------   ----------
                                                     ----------   ----------

See accompanying notes

               FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)

                                                              Three Months Ended
                                                                  December 31,
                                                           -------------------------
                                                               1996         1997
                                                               ----         ----
                                                                        (Restated -
                                                                         see Note 2)
OPERATING ACTIVITIES:
Net income                                                 $  19,636    $    11,678
  Operating activities:
    Provision for possible credit losses                       5,272         14,047
    Depreciation and amortization                                342          1,770
    Gain on sales of loans                                   (56,237)       (33,320)
    Changes in operating assets and liabilities:
      Interest only strip and servicing asset amortization     5,161         36,402
      Loans originated or acquired                          (824,099)    (1,322,947)
      Principal collected and proceeds from sale of loans    585,968      1,147,817
      Interest only strips, net                              (19,041)       (52,576)
      Receivable from trusts                                 (18,107)       (32,790)
      Other assets                                           (16,315)        (1,687)
      Accounts payable and accrued expenses                     (665)       (13,526)
      Deferred tax liability                                  11,469          6,166
      Other                                                      415          1,380
                                                           ---------    -----------
NET CASH USED IN OPERATING ACTIVITIES                       (306,201)      (237,586)

INVESTING ACTIVITIES:
  Cash from acquisition                                       11,962              -
  Purchases of available for sale securities                 (10,924)        (6,844)
  Proceeds from sale of available for sale securities             --         17,667
  Purchases of equipment and leasehold improvements             (565)        (6,968)
                                                           ---------    -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                        473          3,855

FINANCING ACTIVITIES:
  Borrowings on warehouse financing facilities, net          274,114        123,811
  Borrowings on term line of credit                           27,160         63,941
  Repayment on notes payable, net                               (768)           393
  Payments on bonds payable                                       --         (5,442)
  Net change in deposits                                       1,376         13,121
  Issuance of common stock                                       718          2,453
                                                           ---------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    302,600        198,277
                                                           ---------    -----------

DECREASE IN CASH                                              (3,128)       (35,454)
Cash and cash equivalents at beginning of period              23,167         94,978
                                                           ---------    -----------
Cash and cash equivalents at end of period                 $  20,039    $    59,524
                                                           ---------    -----------
                                                           ---------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                        $  11,723    $    30,750
                                                           ---------    -----------
                                                           ---------    -----------

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

2.  RESTATEMENT OF THE THREE MONTHS ENDED DECEMBER 31, 1997

    During the December 1997 quarter, extreme market uncertainties resulted in the Company utilizing an increased discount rate to value its I/O Strips. This rate attempted to account for these uncertainties. Since that time, FIRSTPLUS has developed an enhanced residual valuation model. This model takes into account the most relevant valuation factors as of the date of the related securitization, and specifically addresses the structures of the securities and the discount rates. When evaluating the three months ended December 31, 1997, management concluded that the residuals resulting from this period's securitizations were recorded at levels inconsistent with the enhanced model. The Company has concluded that the discount rates associated with I/O Strips generated during the December 1997 quarter were overstated. As such, the Company's net income for the December 1997 quarter was understated. The gain on securitized loan sales, net, was $18.9 million in the quarter ended December 31, 1997. Following the revaluations, the gain on securitized loan sales, net, will now be $28.8 million or an increase of $9.9 million. As a result of a decrease in the average yield of our residuals and increases in amortization, interest income on interest only strips which was $23.2 million for the December 1997 quarter will now be $18.4 million or $4.8 million lower. Net income for the December period was $8.6 million and will now be $11.7 million or an increase of $3.1 million, or $0.07 per diluted share.

3.  LOANS HELD FOR SALE

Loans held for sale consist of the following:

                                        September 30,      December 31,
                                            1997               1997
                                                       (Restated-see Note 2)
                                         ----------    ---------------------
                                                            (Unaudited)
High LTV Loans                           $1,310,576         $1,445,725
Personal consumer                            93,172            107,118
Conforming first lien mortgages              16,488             16,801
Other                                        14,581             41,938
                                         ----------         ----------
  Subtotal                                1,434,817          1,611,582

Allowance for possible credit losses        (31,539)           (19,753)
Deferred finance charges                    (16,568)           (19,559)
Net purchase premiums                        13,736              5,400
                                         ----------         ----------
  Total                                  $1,400,446         $1,577,670
                                         ----------         ----------
                                         ----------         ----------

               FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4.  INTEREST ONLY STRIPS, NET

The activity in the Interest Only Strips (net of allowance for loan losses) is summarized as follows:

                                                           Three months
                                            Year ended         ended
                                           September 30,    December 31,
                                               1997             1997
                                                          (Restated - see
                                                              Note 2)
                                            ---------       ----------
                                                            (Unaudited)
Balance, beginning of period                $ 132,973        $ 456,123
Interest only strips from securizations       608,548          165,469
Provision for possible losses                (245,796)        (121,795)
Amortization                                  (61,707)         (34,769)
Charge-offs, net                               23,866           17,581
Other                                          (1,761)            (338)
                                            ---------        ---------
Balance, end of period                      $ 456,123        $ 482,271
                                            ---------        ---------
                                            ---------        ---------

5.  EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended
                                                         December 31
                                                     ------------------
                                                         (Unaudited)

                                                       1996          1997
                                                               (Restated - see
                                                                   Note 2)
                                                     --------  ---------------
Numerator:
  Numerator for basic earnings per share-income      $19,636       $11,678
   available to common stockholders (net income)

  Effect of dilutive securities:
   Additional interest on convertible
    subordinated notes, net of tax                      1,096          792
                                                      -------      -------

  Numerator for diluted earnings per share-income
   available to common stockholders after assumed
   conversions                                        $20,732      $12,470
                                                      -------      -------
                                                      -------      -------

Denominator:

  Denominator for basic earnings per share-weighted
   average shares                                      28,278      37,487

  Effect of dilutive securities:
   Employee stock options                               1,345       1,793
   Convertible subordinated notes                       5,924       4,290
                                                      -------      -------
  Dilutive potential common shares                      7,269       6,083
                                                      -------      -------

Denominator for diluted earnings per share-adjusted
 weighted average shares and assumed conversions       35,547      43,570
                                                      -------      -------
                                                      -------      -------

Basic earnings per share                              $  0.69      $  0.31
                                                      -------      -------
                                                      -------      -------

Diluted earnings per share                            $  0.58      $  0.29
                                                      -------      -------
                                                      -------      -------

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

     The Company's interest only strips ("I/O Strips") increased to $482.3 million at December 31, 1997, compared with $456.1 million at September 30, 1997, an increase of $26.2 million or 5.7%. The increase in the I/O Strips was the result of the recognition of the fair value of the I/O Strips associated with the current period securitizations, offset by the amortization of the I/O Strips and offset by the provision for losses on loans sold. I/O Strips are amortized through periodic charges to the income statement on an accelerated basis. This amortization rate is approximately 131% of the 2.9% (11.6% annualized) loan run-off rate (including scheduled amortization, prepayments and defaults) experienced in the related securitization pools during the December 31, 1997 quarter. As of December 31, 1997, the carrying value of previously recorded I/O Strips reflects the estimated fair value.

     Total stockholders' equity at December 31, 1997 was $443.3 million, compared with $430.1 million at September 30, 1997, an increase of $13.2 million or 3.0%. During the three months ended December 31, 1997, the Company earned net income of $11.7 million and issued $2.5 million in common stock.


RESULTS OF OPERATIONS
     THREE MONTHS ENDED DECEMBER 31, 1997 VERSUS THREE MONTHS ENDED DECEMBER 31, 1996

     The Company's total revenues increased to $152.3 million during its December 1997 quarter, compared with $90.9 million in the December 1996 quarter, an increase of $61.4 million or 67.6%. During the December 1997 quarter, the Company's percentage of non-securitization revenue to total revenue increased to 81.1%, compared with 45.0% in the December 1996 quarter.

     Gain on securitized loan sales decreased to $28.8 million in the December 1997 quarter, compared with $49.9 million in the December 1996 quarter, a decrease of $21.1 million or 42.3%. Gain on securitized loan sales in each quarter was affected by both the size of the securitizations and the assumptions used in the gain on securitized loan sales. During the December 1997 quarter, the Company securitized $900 million of High LTV Loans, compared with $395 million in the December 1996 quarter. This increase in volume was due to increased loan originations.

     The Company utilizes an enhanced residual valuation model. The model takes into account the most relevant valuation factors as of the date of the related securitization and the current balance sheet date, and specifically addresses discount rates. Management makes estimates and assumptions regarding the value of the I/O Strips at the time of the securitization and at each balance sheet date. The primary assumptions used to estimate the value of the I/O Strips are default and prepayment rates, along with an appropriate discount rate. The discount rate is determined based on the securitization structure, the over-collateralization levels, interest rate fluctuations and market volatility. During the December 31, 1997 quarter, we used an approximate 21% discount rate to value the I/O Strips, by taking into account all cash flows that will revert to the Company. The resulting gain on securitized loan sales, net as a percentage of the loans securitized and sold was 3.2% and 12.6% for the quarters ended December 31, 1997 and 1996, respectively.

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

     Interest income on the Company's I/O Strips increased to $18.4 million in the quarter ended December 31, 1997, compared with $2.7 million in the quarter ended December 31, 1996, an increase of $15.7 million or 581%. This increase was primarily the result of the Company's larger average I/O Strip balance during the December 31, 1997 quarter. I/O Strips as of December 31, 1997 were $482.3 million compared with $196.8 million as of December 31, 1996.

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

FORWARD LOOKING STATEMENTS

     The above statements contained in the Amendment No. 1 on Form 10-Q/A to the Transition Report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this press release could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: short-term interest rate fluctuations, level of defaults and prepayments, general economic conditions, competition, government regulation and possible future litigation, as well as the risks and uncertainties discussed in the Company's Current Report on Form 8-K, dated December 19, 1996, including without limitation, the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

           Not Applicable

Item 2.  CHANGES IN SECURITIES

           Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable

Item 5.  OTHER INFORMATION

           Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  Exhibits:

                10.1* - Loan and Security Agreement, dated December 13, 1997, between FIRSTPLUS Special Funding Corp. and German American Capital Corporation

                10.2* - Loan and Security Agreement, dated December 13, 1997, between FIRSTPLUS Special Funding Corp. and Aspen Funding Corp.

                27    - Financial Data Schedule

         (B) Reports on Form 8-K

           * On December 23, 1997, the Company filed a Current Report on Form 8-K (amended on February 5, 1998) with respect to a change in fiscal year end.

           * On December 22, 1997, the Company filed a Current Report on Form 8-K with respect to the press release dated December 19, 1997 on gain-on-sale.

           * Previously filed
SIGNATURES

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


date: May 18, 1998
      ------------