Form 10-Q
period 1998-03-31
FIRSTPLUS FINANCIAL GROUP INC
filed 1998-05-19
CIK 1000368

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the quarterly period ended March 31, 1998

                                          OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to ____________________

Commission file number                     0-27550
                      ---------------------------------------------------------

                        FIRSTPLUS Financial Group, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                          75-2561085
-------------------------------                    ----------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X       No
                                       -------       --------

There were 37,424,924 shares of voting common stock and 690,990 shares of non-voting common stock, $.01 par value, outstanding as of April 30, 1998.

                           FIRSTPLUS FINANCIAL GROUP, INC.

                                  INDEX TO FORM 10-Q

Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements                                                           Page
                                                                                                   ----

                    Consolidated Balance Sheets -
                       September 30, 1997, and March 31, 1998 (Unaudited).........................   3

                    Consolidated Statements of Income-(Unaudited)
                       Three Months Ended March 31, 1997 and March 31, 1998.......................   4

                    Condensed Consolidated Statements of Stockholders' Equity-(Unaudited)
                       Three Months Ended March 31, 1997 and March 31, 1998.......................   5

                    Consolidated Statements of Cash Flows-(Unaudited)
                       Three Months Ended March 31, 1997 and March 31, 1998.......................   6

                    Notes to Consolidated Financial Statements-(Unaudited)........................   7

          Item 2.   Management's Discussion and Analysis of Financial Condition
                       and Results of Operations..................................................  11

Part II.  OTHER INFORMATION

          Item 1.   Legal Proceedings............................................................   15

          Item 2.   Changes in Securities........................................................   15

          Item 3.   Defaults Upon Senior Securities..............................................   15

          Item 4.   Submission of Matters to a Vote of Security Holders..........................   15

          Item 5.   Other Information............................................................   15

          Item 6.   Exhibits and Reports on Form 8-K.............................................   15

SIGNATURE      ..................................................................................   15

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      ASSETS

                                                   SEPTEMBER 30,         MARCH 31,
                                                       1997                1998
                                                       ----                ----
                                                                        (UNAUDITED)
Cash and cash equivalents                          $   94,978           $   62,213
Securities, available for sale                         40,995               16,171
Loans held for sale, net                            1,400,446            1,761,041
Investment in securitized loans                       190,861                    -
Subordinated certificates held for sale                18,047               18,047
Interest only strips, net                             456,123              512,388
Servicing assets                                       40,516               66,924
Receivable from trusts                                138,816              211,980
Other assets                                           66,424               88,996
                                                   ----------           ----------
    Total assets                                   $2,447,206           $2,737,760
                                                   ----------           ----------
                                                   ----------           ----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities           $   44,445           $   35,164
Warehouse and repurchase agreements                 1,238,156            1,443,763
Term lines                                            211,751              317,766
Time deposits                                         120,025              226,929
Bonds                                                 174,088                    -
Convertible subordinated notes                         69,920               69,920
Notes payable and other borrowings                     39,321               40,222
Deferred tax liabilities, net                         119,355              138,147
                                                   ----------           ----------
    Total liabilities                               2,017,061            2,271,911
                                                   ----------           ----------

Commitments and contingencies

Stockholders' equity:
Preferred stock, non-voting, $1.00 par value,
  8% cumulative dividend
  Authorized shares - Series A - 300;
    Series B - 2,300
  Issued and outstanding shares -
     Series A and Series B - none                           -                    -
Common stock, $0.01 par value:
  Authorized shares - 100,000
  Issued and outstanding shares - 36,580-1997
    and 37,252-1998                                       366                  373
Common stock, non-voting, $0.01 par value:
    Authorized shares - 25,000
    Issued and outstanding shares - 691 -
      1997 and 1998                                         7                    7
Additional capital                                    216,881              221,172
Unrealized gains on available for sale
  securities, net                                      20,253               20,145
Retained earnings                                     192,638              224,152
                                                   ----------           ----------
    Total stockholders' equity                        430,145              465,849
                                                   ----------           ----------
    Total liabilities and stockholders' equity     $2,447,206           $2,737,760
                                                   ----------           ----------
                                                   ----------           ----------

See accompanying notes

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                              ------------------------------
                                                  1997                1998
                                                  ----                ----
Revenues:
Gain on securitized loan sales, net           $  66,940           $  38,357
Gain on whole loan sales                          8,219               4,947
Interest income                                  34,601              66,973
Interest only strips interest income              2,700              23,820
Origination income                               11,520              32,086
Servicing income                                  3,855              11,138
Insurance income                                      -               2,976
Other income                                      1,331               2,839
                                              ---------           ---------
    Total revenues                              129,166             183,136

Expenses:
Salaries and employee benefits expense           22,385              35,602
Interest expense                                 20,635              35,973
Other operating expenses                         24,123              61,254
Provision for possible credit losses             12,747              18,314
                                              ---------           ---------
    Total expenses                               79,890             151,143
                                              ---------           ---------
Income before income taxes                       49,276              31,993
Provision for income taxes                      (18,725)            (12,157)
                                              ---------           ---------
    Net income                                $  30,551           $  19,836
                                              ---------           ---------
                                              ---------           ---------

Weighted average common shares                   33,986              37,882
                                              ---------           ---------
                                              ---------           ---------
Basic earnings per share                      $    0.90           $    0.52
                                              ---------           ---------
                                              ---------           ---------

Weighted average common shares -
  assuming dilution                              39,803              43,282
                                              ---------           ---------
                                              ---------           ---------
Diluted earnings per share                    $    0.79           $    0.48
                                              ---------           ---------
                                              ---------           ---------

See accompanying notes

               FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                      Accumulated
                                                  Common     Common                                      other
                                      Preferred   stock,   stock, non-  Additional     Retained      comprehensive
                                        stock     voting     voting      capital       earnings         income        Total
                                      ---------   ------   ----------   ----------   -------------   -------------   --------
Balance at December 31, 1997            $   -      $371       $  7       $219,329      $204,316          $19,262     $443,285
Comprehensive income:
  Net income                                                                             19,836
Other comprehensive income:
  Change in unrealized gain
   on available for sale securities,
   net of reclassification amount                                                                            883
                                                                                                         -------
Total comprehensive income                                                                                             20,719
Issuance of common stock                              2                     1,843                                       1,845
                                        -----      ----       ----       --------      --------          -------     --------
Balance at March 31, 1998               $  --      $373       $  7       $221,172      $224,152          $20,145     $465,849
                                        -----      ----       ----       --------      --------          -------     --------
                                        -----      ----       ----       --------      --------          -------     --------

                                                                                                      Accumulated
                                                  Common     Common                                      other
                                      Preferred   stock,   stock, non-  Additional     Retained      comprehensive
                                        stock     voting     voting      capital       earnings         income        Total
                                      ---------   ------   ----------   ----------   -------------   -------------   --------
Balance at December 31, 1996            $   -      $256       $ 44       $ 88,379      $ 69,511          $   (63)    $158,127
Acquisition                                          11                     2,781        (2,617)                          175
Comprehensive income:
  Net income                                                                             30,551
Other comprehensive income:
  Change in unrealized gain
   on available for sale securities,
   net of reclassification amount                                                                          7,171
                                                                                                         -------
Total comprehensive income                                                                                             37,722
Conversion of non-voting to voting                   16        (16)                                                        --
Issuance of common stock                             42                   123,253                                     123,295
                                        -----      ----       ----       --------      --------          -------     --------
Balance at March 31, 1997               $  --      $325       $ 28       $214,413      $ 97,445          $ 7,108     $319,319
                                        -----      ----       ----       --------      --------          -------     --------
                                        -----      ----       ----       --------      --------          -------     --------

See accompanying notes

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                      ----------------------------------
                                                           1997                  1998
                                                           ----                  ----
OPERATING ACTIVITIES:
  Net income                                          $  30,551           $    19,836
  Operating activities:
    Provision for possible credit losses                 12,747                18,314
    Depreciation and amortization                           653                 3,726
    Gain on sales of loans                              (75,159)              (43,304)
    Changes in operating assets and liabilities:
       Interest only strip and servicing
         asset amortization                              13,027                45,066
       Loans originated or acquired                    (972,678)           (1,286,709)
       Principal collected and proceeds
          from sale of loans                            692,919             1,283,025
       Interest only strips, net                        (28,024)              (56,154)
       Receivable from trusts                           (27,124)              (40,374)
       Other assets                                      (3,873)               (8,192)
       Accounts payable and accrued expenses              2,802                 3,157
       Deferred tax liability                            15,858                13,713
       Other                                                534                (3,555)
                                                      ---------           -----------
NET CASH USED IN OPERATING ACTIVITIES                  (337,767)              (51,451)

INVESTING ACTIVITIES:
  Cash from acquisition                                     189                     -
  Purchases of available for sale securities            (20,066)               (5,025)
  Proceeds from sale of available for
    sale securities                                      34,083                19,026
  Purchases of equipment and leasehold
    improvements                                         (1,676)              (11,221)
                                                      ---------           -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                12,530                 2,780

FINANCING ACTIVITIES:
  Short term borrowings                                       -                11,866
  Borrowings on warehouse financing
     facilities, net                                    256,354                69,930
  Borrowings on term line of credit                      32,395                42,074
   (Repayments)/ borrowings on notes
     payable, net                                          (766)                  508
  Payments on bonds payable                                   -              (168,646)
  Net change in deposits                                (12,805)               93,783
  Issuance of common stock                              121,942                 1,845
                                                      ---------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               397,120                51,360
                                                      ---------           -----------

INCREASE IN CASH                                         71,883                 2,689
  Cash and cash equivalents at
    beginning of period                                  20,039                59,524
                                                      ---------           -----------
  Cash and cash equivalents at end of period          $  91,922           $    62,213
                                                      ---------           -----------
                                                      ---------           -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                     $  20,232           $    41,261
                                                      ---------           -----------
                                                      ---------           -----------

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1997 included in FIRSTPLUS Financial Group, Inc.'s 1997 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

     On December 15, 1997, the Board of Directors of FIRSTPLUS Financial Group, Inc. (the "Company" or "FIRSTPLUS") approved a change in the Company's fiscal year end from September 30 to December 31, to be effective beginning January 1, 1998. Accordingly, this Quarterly Report on Form 10-Q represents the first quarter of the Company's new fiscal year.

     On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting of comprehensive income and its components in financial statements. Currently, as the term relates to the Company, comprehensive income consists of net income plus the change in unrealized gains and losses on available for sale securities that is included as a component of stockholders' equity. The Company has elected to meet the reporting requirements of SFAS No. 130 by providing a modified consolidated statement of stockholders' equity with its interim financial data issued for external reporting purposes. The adoption of SFAS No. 130 has not had any impact on the results of operations or financial position of the Company.

2.  LOANS HELD FOR SALE

Loans held for sale consist of the following:

                                           September 30,          March 31,
                                               1997                 1998
                                               ----                 ----
                                                                (unaudited)
High LTV Loans                             $  1,310,576        $  1,597,116
Personal consumer                                93,172             109,499
Conforming first lien mortgages                  16,488              23,289
B/C loans                                             -              21,090
Other                                            14,581              36,087
                                           ------------        ------------
    Subtotal                                  1,434,817           1,787,081
Allowance for possible credit losses            (31,539)            (15,668)
Deferred finance charges                        (16,568)            (19,183)
Net purchase premiums                            13,736               8,811
                                           ------------        ------------
    Total                                  $  1,400,446        $  1,761,041
                                           ------------        ------------
                                           ------------        ------------

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

3.  INTEREST ONLY STRIPS, NET

The activity in the Interest Only Strips (net of allowance for loan losses) is summarized as follows:

                                             Year ended        Three Months
                                            September 30,         Ended
                                                1997          March 31, 1998
                                                ----          --------------
                                                               (unaudited)
Balance, beginning of period                 $  132,973          $  482,271
I/O Strips created from securitizations         608,548             172,134
Provision for possible losses                  (245,796)           (119,932)
Amortization                                    (61,707)            (42,936)
Charge-offs, net                                 23,866              23,275
Other                                            (1,761)             (2,424)
                                             ----------          ----------
Balance, end of period                       $  456,123          $  512,388
                                             ----------          ----------
                                             ----------          ----------

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

4.  EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted earnings per share:

                                                              Three Months Ended
                                                                   March 31
                                                           --------------------------
                                                                1997         1998
                                                                ----         ----
                                                                   (unaudited)
Numerator:
  Numerator for basic earnings per share-income
    available to common stockholders (net income)           $  30,551     $  19,836

  Effect of dilutive securities:
    Additional interest on convertible subordinated
      notes, net of tax                                           785           785
                                                            ---------     ---------
  Numerator for diluted earnings per share-income
    available to common stockholders after
    assumed conversions                                     $  31,336     $  20,621
                                                            ---------     ---------
                                                            ---------     ---------

Denominator:
  Denominator for basic earnings per share-weighted
    average shares                                             33,986        37,882

  Effect of dilutive securities:
    Employee stock options                                      1,528         1,111
    Convertible subordinated notes                              4,289         4,289
                                                            ---------     ---------
  Dilutive potential common shares                              5,817         5,400
                                                            ---------     ---------

Denominator for diluted earnings per share-adjusted
  weighted average shares and assumed conversions              39,803        43,282
                                                            ---------     ---------
                                                            ---------     ---------

Basic earnings per share                                    $    0.90     $    0.52
                                                            ---------     ---------
                                                            ---------     ---------

Diluted earnings per share                                  $    0.79     $    0.48
                                                            ---------     ---------
                                                            ---------     ---------

5.   ACQUISITION OF LIFE FINANCIAL CORP.

     On March 11, 1998, the Company and LIFE Financial Corporation ("LIFE") entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby LIFE will be acquired by the Company. Under the Merger Agreement, a newly formed, wholly owned subsidiary of the Company will merge with and into LIFE, with LIFE being the surviving corporation in the merger ("Merger"). The Merger is structured as a stock-for-stock merger whereby LIFE stockholders will receive approximately $20.00 in value of FIRSTPLUS voting common stock for each share of LIFE common stock, to the extent FIRSTPLUS common stock trades between $30.00 and $40.00 per share based on the 30-day average prior to closing of the Merger. It is anticipated that the Merger will be treated as a tax-free reorganization and a "pooling of interests." Completion of the Merger is subject to certain conditions, including (i) approval by the stockholders of LIFE, (ii) approval by the Office of Thrift Supervision and other requisite regulatory authorities,
(iii) receipt of an opinion of counsel for LIFE that the Merger will be treated as a tax-free reorganization for federal income tax purposes, and (iv) other conditions to closing that are customary in transactions of this type.

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

6. SUBSEQUENT EVENT

     On April 23, 1998, the Company closed its first net interest margin transaction ("NIMS"). The Company secured $150 million of bonds with I/O Strips, a limited portion of servicing fees to be earned from its 1996-4, 1997-1, 1997-2, 1997-3 and 1997-4 High LTV Loan securitizations, and a $30 million demand note through one of its subsidiaries. The bonds carry a coupon of 8.5%, and were sold at 99.55% of par for a bond equivalent yield of approximately 8.87%. In a NIMS transaction, the debt service of the bonds is paid for from the excess residual income of the I/O Strips. Generally, bondholders have no recourse other than the residual income from the secured I/O Strips. In accordance with SFAS No. 125, the transaction has been structured as a financing of the I/O Strips.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FIRSTPLUS Financial Group, Inc. (together with its subsidiaries, the "Company" or "FIRSTPLUS") is a specialized consumer finance company that originates, purchases, services and sells consumer finance receivables. The Company's loan products are debt consolidation or home improvement loans secured by second liens on residential real property ("High LTV Loans"), non-conforming home equity loans ("B/C Loans"), conforming first lien loans, and personal consumer loans. The Company sells substantially all of its High LTV Loans through its securitization program and retains rights to service these loans.

     The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K, including the consolidated financial statements and notes thereto.

FINANCIAL CONDITION
    MARCH 31, 1998

     Loans held for sale and investment in securitized loans increased to $1.8 billion at March 31, 1998, compared with $1.6 billion at September 30, 1997. This increase was due to loan originations of $2.6 billion offset by loans securitized of $1.8 billion, whole loan sales and loan paydowns, since September 30, 1997.

     The Company's interest only strips ("I/O Strips") increased to $512.4 million at March 31, 1998, compared with $456.1 million at September 30, 1997, an increase of $56.3 million or 12.3%. The increase in the I/O Strips was the result of the recognition of the fair value of the I/O Strips associated with the current period and the three months ended December 31, 1997 (the "transition period") securitizations, offset by the amortization of the I/O Strips. I/O Strips are amortized through periodic charges to the statement of income on an accelerated basis. As of March 31, 1998, the carrying value of the recorded I/O Strips reflects their estimated fair value.

     Total stockholders' equity at March 31, 1998 was $465.8 million, compared with $430.1 million at September 30, 1997, an increase of $35.7 million or 8.3%. During the three months ended March 31, 1998 and the transition period, the Company earned net income of $19.8 million and $11.7 million, respectively, and issued $4.3 million in common stock during the six months ended March 31, 1998.

RESULTS OF OPERATIONS
     THREE MONTHS ENDED MARCH 31, 1998 VERSUS THREE MONTHS ENDED MARCH 31, 1997

     The Company's total revenues increased to $183.1 million during its March 1998 quarter, compared with $129.2 million in the March 1997 quarter, an increase of $53.9 million or 41.7%. During the March 1998 quarter, the Company's percentage of non-securitization revenue to total revenue increased to 79.1%, compared with 48.2% in the March 1997 quarter.

     Gain on securitized loan sales, net decreased to $38.4 million in the March 1998 quarter, compared with $66.9 million in the March 1997 quarter, a decrease of $28.5 million or 42.6%. Gain on securitized loan sales, net, in each quarter was affected by both the size of the securitizations and the assumptions used in the gain on securitized loan sales. During the March 1998 quarter, the Company securitized $1.0 billion of High LTV Loans, compared with $540.1 million in the March 1997 quarter.

     The Company utilizes an enhanced residual valuation model. The model takes into account the most relevant valuation factors as of the date of the related securitization and the current balance sheet date, and specifically addresses discount rates. Management makes estimates and assumptions regarding the value of the I/O Strips at the time of the securitization and at each balance sheet date. The primary assumptions used to estimate the value of the I/O Strips are default and prepayment rates, along with an appropriate discount rate. The discount rate is determined based on the securitization structure, the over-collateralization levels, interest rate fluctuations and market volatility. During the March 31, 1998 quarter, we used an approximate 19% discount rate to value the I/O Strips, by taking into account all cash flows that will revert to the Company. The resulting gain on securitized loan sales, net as a percentage of the loans securitized and sold was 3.8% and 12.3% for the quarters ended March 31, 1998 and 1997, respectively.

     Interest income increased to $67.0 million in the March 1998 quarter, compared with $34.6 million in the March 1997 quarter, an increase of $32.4 million or 93.6%. The increase in interest income was primarily attributable to an increase in the average loans held for sale balance. Loans held for sale as of March 31, 1998 were $1.8 billion, compared with $1.0 billion as of March 31, 1997.

     Interest income on the Company's I/O Strips increased to $23.8 million in the quarter ended March 31, 1998, compared with $2.7 million in the quarter ended March 31, 1997, an increase of $21.1 million or 781.5%. This increase was primarily the result of the Company's larger average I/O Strip balance during the March 31, 1998 quarter. I/O Strips as of March 31, 1998 were $512.4 million, compared with $288.2 million as of March 31, 1997. The increase is also due to an increase in the yield of the I/O Strip balance, due to the higher discount rate on the newer I/O Strips included in the average balance.

     Origination income increased to $32.1 million in the quarter ended March 31, 1998, compared with $11.5 million in the quarter ended March 31, 1997, an increase of $20.6 million or 179.1%. The increase was the result of the Company's continuing shift toward direct to consumer originations. Origination fees are deferred when collected and subsequently recognized when the loans are sold. The Company collected and deferred approximately $43.1 million of loan origination fees during the March 1998 quarter.

     Servicing income increased to $11.1 million in the quarter ended March 31, 1998, compared with $3.9 million in the quarter ended March 31, 1997, an increase of $7.2 million or 184.6%. This increase was a result of the increase in the Company's securitized loan portfolio, which increased to $4.7 billion at March 31, 1998, compared with $1.7 billion at March 31, 1997.

     Total pre-tax operating expenses, which include salaries, employee benefits, advertising, marketing, servicing and other operating expenses, increased to $96.9 million in the quarter ended March 31, 1998, compared with $46.5 million in the quarter ended March 31, 1997, an increase of $50.4 million or 108.4%. The increase in operating expenses during the quarter ended March 31, 1998, was due to marketing costs associated with the Company's continued efforts to significantly increase its High LTV and "B/C" direct to consumer lending platforms, including its Texas B/C direct to consumer lending division, and professional fees primarily associated with improving its information technology.

     Interest expense for the quarter ended March 31, 1998 increased to $36.0 million, compared with $20.6 million for the quarter ended March 31, 1997, an increase of $15.4 million or 74.8%. The increase primarily related to the Company's overall increase in the warehouse and repurchase facilities and term line borrowings, which supported both loan volume growth and expanding operations.

     The Company's provision for possible credit losses on loans held for sale increased to $18.3 million for the quarter ended March 31, 1998, compared with $12.7 million for the quarter ended March 31, 1997, an increase of $5.6 million or 44.1%. The 30 day and over delinquency rate for the managed loans portfolio decreased to 2.3% as of March 31, 1998, from 2.6% as of December 31, 1997 and was flat compared to 2.3% as of March 31, 1997. Gross servicing portfolio defaults, before recoveries and insurance recoveries received on Title I loans, equaled $30.9 million or 0.51% of the March 31, 1998 average quarterly loan portfolio. Of the $30.9 million, approximately $1.4 million were Title I defaults, which are subject to recoveries under the Title I insurance program.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations require continued access to financing sources. The Company's primary operating cash requirements include the funding of (i) loan originations and purchases, (ii) overcollateralization requirements, fees and expenses incurred in connection with its securitization transactions, (iii) television, radio and direct mail advertising and other marketing, (iv) capital expenditures on equipment and leasehold improvements, and (v) administrative and other operating expenses. Since the September 1997 quarter, the Company has been able to utilize a securitization structure whereby the Company issues bonds in excess of loans delivered. Overcollateralization requirements are met by future excess cash flows of the specific securitizations. The Company expects to continue to utilize this structure in future securitization transactions.

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

     The Company currently has approximately $5.0 billion in capacity in its warehouse and repurchase facilities. These facilities carry variable interest rates, primarily based on LIBOR, ranging from 0.50% to 1.5%. As of March 31, 1998, the Company had $1.4 billion outstanding under these facilities. The warehouse and repurchase facilities had a weighted average interest rate of 6.34% as of March 31, 1998.

     In addition, the Company had approximately $495 million in term line facilities that are secured by I/O Strips generated from the related securitizations. As of March 31, 1998, the Company had $317.8 million outstanding under these facilities. These facilities are with the same institution as the warehouse and repurchase facility and bear interest rates at LIBOR + between 1.75% and 1.875%.

     As a result of the Company's increasing volume of loan originations and purchases, and its expanding securitization activities, the Company has operated, and expects to continue to operate, on a negative operating cash flow basis, which is expected to increase as the volume of the Company's loan purchases and originations increase and its securitization program grows. The Company's operations used $51.5 million during the quarter ended March 31, 1998, compared with $337.8 million used during the quarter ended March 31, 1997. The cash used in operations is primarily related to the cost of an enlarged infrastructure and employee base, advertising and other marketing costs associated with the increased Direct to Consumer loan originations and the costs that accompany the Company's securitization strategy. Financing and investing activities provided cash of $54.1 million for the quarter ended March 31, 1998, compared with $409.7 million in the quarter ended March 31, 1997. The decrease in cash provided by financing and investing activities was primarily due to additional borrowings related to the warehouse, repurchase, and term line facilities along with other borrowings, which have been used to fund loan originations, working capital and securitization costs.

     In addition, the Company has a strategy of maintaining a significant quantity of loans on its balance sheet, thus increasing the length of time that loans are held for sale and materially increasing its interest rate risk. Because the

Company's present loan facilities bear interest at variable rates, the Company has a need for medium- to long-term fixed-rate financing. If the Company is unable to obtain such financing, it could have a material adverse effect on the Company's results of operations and financial condition.

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

FORWARD LOOKING STATEMENTS

     The above statements contained in this 10-Q that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this press release could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: short-term interest rate fluctuations, level of defaults and prepayments, general economic conditions, competition, government regulation and possible future litigation, as well as the risks and uncertainties discussed in the Company's Current Report on Form 8-K, dated December 19, 1996, including without limitation, the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

            Not Applicable

Item 2.   CHANGES IN SECURITIES

            Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

            Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Company held its annual meeting of stockholders on March 4, 1998.

          (c) At the meeting, the following were elected as directors, with votes cast as follows:

                                For            Against    Abstain
          Daniel T. Phillips    33,206,435     64,179      7,696
          Eric C. Green         33,191,625     78,989     22,506
          John Fitzgerald       33,210,721     59,893      3,410
          Daniel J. Jessee      33,210,922     59,692      3,209
          Paul Nussbaum         33,209,804     60,810      4,327
          Paul Seegers          33,210,142     60,472      3,989
          Sheldon I. Stein      33,210,972     59,642      3,159

          At the meeting, the stockholders also voted upon a proposal to adopt the FIRSTPLUS Financial Group, Inc. 1998 Long-Term Incentive Plan. Votes cast on this proposal were as follows:

                     For:              19,770,625
                     Against:           8,589,467
                     Abstain:           2,186,888
                     Broker non-votes:  6,742,303

Item 5.   OTHER INFORMATION

            Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

            (A)  Exhibits:

                 27- Financial Data Schedule

            (B)  Reports on Form 8-K

                    On March 12, 1998, the Company filed a Current Report on
            Form 8-K with respect to the acquisition of LIFE Financial Corp.

                    On May 5, 1998, the Company filed a Current Report on Form
             8-K with respect to the NIMS.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTPLUS Financial Group, Inc.
(Registrant)

by:     /s/  William P. Benac
        -------------------------------------------------
        William P. Benac
        Chief Financial Officer
        (Principal Financial Officer and Duly Authorized Officer)

date: May 18, 1998