Form 10-Q
period 1998-06-30
FIRSTPLUS FINANCIAL GROUP INC
filed 1998-08-14
CIK 1000368

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to _____________________

Commission file number                         0-27550
                       ---------------------------------------------------------


                          FIRSTPLUS Financial Group, Inc.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


            Nevada                                                75-2561085
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                      1600 Viceroy, Dallas, Texas 75235
--------------------------------------------------------------------------------

                 (Address of principal executive offices)
                                   (Zip Code)

                                 (214) 599-6400
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                           if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes __X__     No _____

There were 37,884,831 shares of voting common stock and 690,990 shares of non-voting common stock, $.01 par value, outstanding as of July 31, 1998.

                        FIRSTPLUS FINANCIAL GROUP, INC.

                               INDEX TO FORM 10-Q


Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements                                      Page

               Consolidated Balance Sheets -
                    June 30, 1998 (Unaudited) and September 30, 1997       3

               Consolidated Statements of Income - (Unaudited)
                    Three Months Ended June 30, 1998 and June 30, 1997
                    and Six Months Ended June 30, 1998 and June 30, 1997   4

               Condensed Consolidated Statements of Stockholders'
                    Equity - (Unaudited) Three Months and Six Months
                    Ended June 30, 1998 and June 30, 1997                  5

               Consolidated Statements of Cash Flows- (Unaudited)
                    Six Months Ended June 30, 1998 and June 30, 1997       7

               Notes to Consolidated Financial Statements- (Unaudited)     8

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  11

Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                          16

     Item 2.   Changes In Securities                                      16

     Item 3.   Defaults Upon Senior Securities                            16

     Item 4.   Submission of Matters to a Vote of Security Holders        16

     Item 5.   Other Information                                          16

     Item 6.   Exhibits and Reports on Form 8-K                           16

SIGNATURE                                                                 16

               FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    ASSETS

                                                      JUNE 30,       SEPTEMBER 30,
                                                        1998             1997
                                                     ----------       ----------
                                                     (UNAUDITED)
Cash and cash equivalents                            $   68,458       $   94,978
Securities, available for sale                           30,958           40,995
Loans held for sale, net                              1,808,013        1,400,446
Investment in securitized loans                               -          190,861
Subordinated certificates held for sale                  18,047           18,047
Interest only strips, net                               547,720          456,123
Servicing assets                                         83,109           40,516
Receivable from trusts                                  259,156          138,816
Other assets                                            105,066           66,424
                                                     ----------       ----------
  Total assets                                       $2,920,527       $2,447,206
                                                     ----------       ----------
                                                     ----------       ----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities             $   47,060       $   44,445
Warehouse and repurchase agreements                   1,423,516        1,238,156
Term lines                                              246,393          211,751
Time deposits                                           291,713          120,025
Bonds                                                   145,498          174,088
Convertible subordinated notes                           69,920           69,920
Notes payable and other borrowings                       40,440           39,321
Deferred tax liabilities, net                           149,974          119,355
                                                     ----------       ----------
  Total liabilities                                   2,414,514        2,017,061
                                                     ----------       ----------

Commitments and contingencies

Stockholders' equity:
Preferred stock, non-voting, $1.00 par value,
 8% cumulative dividend
  Authorized shares - Series A - 300;
   Series B - 2,300
  Issued and outstanding shares - Series A and
   Series B - none                                            -                -
Common stock, $0.01 par value:
  Authorized shares - 100,000
  Issued and outstanding shares - 37,634-1998
    and 36,580-1997                                         377              366
Common stock, non-voting, $0.01 par value:
    Authorized shares - 25,000
  Issued and outstanding shares - 691-1997 and 1998           7                7
Additional capital                                      236,477          216,881
Unrealized gains on available for sale securities, net   17,152           20,253
Retained earnings                                       252,000          192,638
                                                     ----------       ----------
  Total stockholders' equity                            506,013          430,145
                                                     ----------       ----------
  Total liabilities and stockholders' equity         $2,920,527       $2,447,206
                                                     ----------       ----------
                                                     ----------       ----------

See accompanying notes

             FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          Three Months Ended         Six Months Ended
                                                               June 30,                  June 30,
                                                       -----------------------    -----------------------
                                                          1998          1997        1998           1997
                                                       --------       --------    --------       --------
Revenues:
Gain on securitized loan sales, net                    $ 46,983       $ 79,565    $ 85,340       $146,505
Gain on whole loan sales                                  9,210          6,570      14,157         14,789
Interest income                                          75,926         50,565     142,899         85,166
Interest only strips interest income                     24,807          8,525      48,627         11,225
Origination income                                       44,950         10,325      77,036         21,845
Servicing income                                         12,768          6,189      23,906         10,044
Insurance income                                          4,002            489       6,978            489
Other income                                              1,046          1,079       3,885          2,410
                                                       --------       --------    --------       --------
  Total revenues                                        219,692        163,307     402,828        292,473

Expenses:
Salaries and employee benefits expense                   46,830         28,475      82,432         50,860
Interest expense                                         37,440         26,460      73,413         47,095
Other operating expenses                                 75,683         31,834     136,937         55,957
Provision for possible credit losses                     14,823         13,032      33,137         25,779
                                                       --------       --------    --------       --------
  Total expenses                                        174,776         99,801     325,919        179,691
                                                       --------       --------    --------       --------
Income before income taxes                               44,916         63,506      76,909        112,782
Provision for income taxes                              (17,068)       (24,132)    (29,225)       (42,857)
                                                       --------       --------    --------       --------
  Net income                                           $ 27,848       $ 39,374    $ 47,684       $ 69,925
                                                       --------       --------    --------       --------
                                                       --------       --------    --------       --------

Weighted average common shares                           38,149         35,516      38,017         34,825
                                                       --------       --------    --------       --------
                                                       --------       --------    --------       --------
Basic earnings per share                               $   0.73       $   1.11    $   1.25       $   2.01
                                                       --------       --------    --------       --------
                                                       --------       --------    --------       --------

Weighted average common shares-assuming dilution         43,942         41,115      43,613         39,987
                                                       --------       --------    --------       --------
                                                       --------       --------    --------       --------
Diluted earnings per share                             $   0.65       $   0.98    $   1.13       $   1.79
                                                       --------       --------    --------       --------
                                                       --------       --------    --------       --------

See accompanying notes

               FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                         Accumulated
                                                        Common     Common                                   other
                                            Preferred   stock,   stock, non-   Additional    Retained   comprehensive
                                              stock     voting     voting       capital      earnings       income        Total
                                            ---------   ------   -----------   ----------    --------   -------------     -----
Balance at December 31, 1997                  $  -      $  371      $  7        $219,329     $204,316       $19,262      $443,285
Comprehensive income, net of tax:
  Net income                                                                                     19,836
  Other comprehensive income:
  Change in unrealized gain on available
    for sale securities, net of
    reclassification amount                                                                                     883
                                                                                                            -------
Total comprehensive income                                                                                                 20,719
Issuance of common stock                                     2                     1,843                                    1,845
                                              ----      ------      ----        --------     --------       -------      --------
Balance at March 31, 1998                        -         373         7         221,172      224,152        20,145       465,849
Comprehensive income, net of tax:
  Net income                                                                                     27,848
  Other comprehensive income:
  Change in unrealized gain on available
    for sale securities, net of
    reclassification amount                                                                                  (2,993)
                                                                                                            -------
Total comprehensive income                                                                                                 24,855
Issuance of common stock                                     4                    15,305                                   15,309
                                              ----      ------      ----        --------     --------       -------      --------
Balance at June 30, 1998                      $  -      $  377      $  7        $236,477     $252,000       $17,152      $506,013
                                              ----      ------      ----        --------     --------       -------      --------
                                              ----      ------      ----        --------     --------       -------      --------


See accompanying notes

               FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                         Accumulated
                                                        Common     Common                                   other
                                            Preferred   stock,   stock, non-   Additional    Retained   comprehensive
                                              stock     voting     voting       capital      earnings       income        Total
                                            ---------   ------   -----------   ----------    --------   -------------     -----
Balance at December 31, 1996                  $  -      $  256      $ 44        $ 88,379     $ 69,511       $   (63)     $158,127
Acquisition                                                 11                     2,781       (2,617)                        175
Comprehensive income, net of tax:
  Net income                                                                                   30,551
  Other comprehensive income:
  Change in unrealized gain on available for
    sale securities, net of
    reclassification amount                                                                                   7,171
                                                                                                            -------
Total comprehensive income                                                                                                 37,722
Conversion of non-voting to voting                          16       (16)                                                       -
Issuance of common stock                                    42                   123,253                                  123,295
                                              ----      ------      ----        --------     --------       -------      --------
Balance at March 31, 1997                        -         325        28         214,413       97,445         7,108       319,319
Acquisition                                                  3                       276        3,127                       3,406
Comprehensive income, net of tax:
  Net income                                                                                   39,374
  Other comprehensive income:
  Change in unrealized gain on available
    for sale securities, net of
    reclassification amount                                                                                   6,905
                                                                                                            -------
Total comprehensive income                                                                                                 46,279
Conversion of non-voting to voting                          21       (21)                                                       -
Issuance of common stock                                     1                      (795)                                    (794)
                                              ----      ------      ----        --------     --------       -------      --------
Balance at June 30, 1997                      $  -      $  350      $  7        $213,894     $139,946       $14,013      $368,210
                                              ----      ------      ----        --------     --------       -------      --------
                                              ----      ------      ----        --------     --------       -------      --------

See accompanying notes

               FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        Six Months Ended
                                                                            June 30,
                                                                  -----------------------------
                                                                     1998               1997
                                                                  -----------        ----------
OPERATING ACTIVITIES:
  Net income                                                      $    47,684       $    69,925
  Operating activities:
     Provision for possible credit losses                              33,137            25,779
     Depreciation and amortization                                      4,491             1,289
     Gain on sales of loans                                           (99,497)         (161,294)
     Changes in operating assets and liabilities:
       Interest only strip and servicing asset amortization           106,730            31,482
       Loans originated or acquired                                (2,790,872)       (2,042,887)
       Principal collected and proceeds from sale of loans          2,752,174         1,485,352
       Interest only strips, net                                     (133,507)          (64,463)
       Receivable from trusts                                         (87,550)          (58,060)
       Other assets                                                   (11,339)           (9,423)
       Accounts payable and accrued expenses                           16,141            11,955
       Deferred tax liability                                          24,453            39,283
       Other                                                            3,342             7,739
                                                                  -----------       -----------
NET CASH USED IN OPERATING ACTIVITIES                                (134,613)         (663,323)

INVESTING ACTIVITIES:
  Cash acquisitions                                                   (21,877)                -
  Cash from acquisitions                                                    -             2,116
  Purchases of available for sale securities                          (21,072)          (48,327)
  Proceeds from sale of available for sale securities                  20,286            74,277
  Purchases of equipment and leasehold improvements                   (19,339)          (14,317)
                                                                  -----------       -----------
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES                   (42,002)           13,749

FINANCING ACTIVITIES:
  Borrowings on warehouse financing facilities, net                    61,549           348,770
  (Repayments)/borrowings on term lines of credit, net                (29,299)           66,111
  Borrowings on notes payable, net                                        726             8,117
  Borrowings on bonds                                                 146,320           177,376
  Payments on bonds payable                                          (169,468)                -
  Net change in deposits                                              158,567              (779)
  Issuance of common stock                                             17,154           121,748
                                                                  -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             185,549           721,343
                                                                  -----------       -----------
INCREASE IN CASH                                                        8,934            71,769
  Cash and cash equivalents at beginning of period                     59,524            20,039
                                                                  -----------       -----------
  Cash and cash equivalents at end of period                      $    68,458       $    91,808
                                                                  -----------       -----------
                                                                  -----------       -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
  Interest paid during the period                                 $    78,674       $    41,823
                                                                  -----------       -----------
                                                                  -----------       -----------

See accompanying notes

               FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                 (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1997 included in FIRSTPLUS Financial Group, Inc.'s 1997 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

     On December 15, 1997, the Board of Directors of FIRSTPLUS Financial Group, Inc. (the "Company" or "FIRSTPLUS") approved a change in the Company's fiscal year end from September 30 to December 31, to be effective beginning January 1, 1998. Accordingly, this Quarterly Report on Form 10-Q represents the second quarter of the Company's new fiscal year.

     In June 1998, the FASB issued Statement of Financial Accounting Standard No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"). SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No.133 is effective for fiscal years beginning after June 15, 1999. Management has not yet determined the effect of SFAS No.133 on the consolidated financial statements.

2.  LOANS HELD FOR SALE

Loans held for sale consist of the following:

                                                       June 30,    September 30,
                                                        1998           1997
                                                     -----------    ----------
                                                     (unaudited)
High LTV Loans                                       $1,613,590     $1,310,576
Personal consumer                                       141,822         93,172
Conforming first lien mortgages                          24,649         16,488
B/C loans                                                34,743              -
Other                                                    39,768         14,581
                                                     -----------    ----------
      Subtotal                                        1,854,572      1,434,817
Allowance for possible credit losses                    (20,485)       (31,539)
Deferred finance charges                                (25,652)       (16,568)
(Discounts)/premiums, net                                  (422)        13,736
                                                     -----------    ----------
      Total                                          $1,808,013     $1,400,446
                                                     -----------    ----------
                                                     -----------    ----------

               FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                 (UNAUDITED)

3.  INTEREST ONLY STRIPS, NET

The activity in the Interest Only Strips (net of allowance for loan losses) is summarized as follows:

                                                     Six Months     Year Ended
                                                        Ended      September 30,
                                                    June 30, 1998       1997
                                                    -------------  -------------
                                                     (unaudited)
Balance, beginning of period                          $ 482,271      $ 132,973
I/O Strips created from securitizations                 366,363        608,548
Unrealized loss                                          (6,393)             -
Provision for possible losses                          (248,074)      (245,796)
Amortization                                           (101,708)       (61,707)
Charge-offs, net                                         58,060         23,866
Other                                                    (2,799)        (1,761)
                                                      ---------      ---------
Balance, end of period                                $ 547,720      $ 456,123
                                                      ---------      ---------
                                                      ---------      ---------

4.   EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended               Six Months Ended
                                                               June 30,                       June 30,
                                                        ----------------------          ----------------------
                                                         1998           1997             1998            1997
                                                        -------        -------          -------        -------
                                                             (unaudited)                     (unaudited)
Numerator:
 Numerator for basic earnings per share - income
  available to common stockholders (net income)         $27,848        $39,374          $47,684        $69,925

 Effect of dilutive securities:
  Additional interest on convertible subordinated
   notes, net of tax                                        785            785            1,570          1,570
                                                        -------        -------          -------        -------

 Numerator for diluted earnings per share-income
  available to common stockholders after
   assumed conversions                                  $28,633        $40,159          $49,254        $71,495
                                                        -------        -------          -------        -------
                                                        -------        -------          -------        -------

Denominator:
  Denominator for basic earnings per share - weighted
   average shares                                        38,149         35,516           38,017         34,825

 Effect of dilutive securities:
  Employee stock options                                  1,503          1,309            1,306            872
  Convertible subordinated notes                          4,290          4,290            4,290          4,290
                                                        -------        -------          -------        -------
 Dilutive potential common shares                         5,793          5,599            5,596          5,162
                                                        -------        -------          -------        -------

Denominator for diluted earnings per share-adjusted
 weighted average shares and assumed conversions         43,942         41,115           43,613         39,987
                                                        -------        -------          -------        -------
                                                        -------        -------          -------        -------

Basic earnings per share                                $  0.73        $  1.11          $  1.25        $  2.01
                                                        -------        -------          -------        -------
                                                        -------        -------          -------        -------

Diluted earnings per share                              $  0.65        $  0.98          $  1.13        $  1.79
                                                        -------        -------          -------        -------
                                                        -------        -------          -------        -------

               FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                 (UNAUDITED)

5.  ACQUISITION OF LIFE FINANCIAL CORP.

     On March 11, 1998, the Company and LIFE Financial Corporation ("LIFE") entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby LIFE will be acquired by the Company. Under the Merger Agreement, a newly formed, wholly owned subsidiary of the Company will merge with and into LIFE, with LIFE being the surviving corporation in the merger ("Merger"). The Merger is structured as a stock-for-stock merger whereby LIFE stockholders will receive approximately $20.00 in value of FIRSTPLUS voting common stock for each share of LIFE common stock, to the extent FIRSTPLUS common stock trades between $30.00 and $40.00 per share based on the 30-day average prior to closing of the Merger. It is anticipated that the Merger will be treated as a tax-free reorganization and a "pooling of interests." Completion of the Merger is subject to certain conditions, including (i) approval by the stockholders of LIFE, (ii) approval by the Office of Thrift Supervision ("OTS") and other requisite regulatory authorities, (iii) receipt of an opinion of counsel for LIFE that the Merger will be treated as a tax-free reorganization for federal income tax purposes, and (iv) other conditions to closing that are customary in transactions of this type.

     LIFE announced net income of $1.15 million, or $0.17 per diluted LIFE share for the quarter ended June 30, 1998. The results are lower than the net income reported for the March 1998 quarter of $3.7 million, or $0.54 per diluted LIFE share, due to several factors, including, certain I/O Strip valuation adjustments recorded during the June 1998 quarter. LIFE's management indicated that they believe that such valuation adjustments reflect the full amount of adjustments needed to appropriately value such assets, based on current market conditions and other known factors. If further adjustments are appropriate, and if such adjustments are of a material nature, such adjustments could have an adverse effect on the Merger.

     The application for the change of control of LIFE was filed with the OTS in June 1998. LIFE and FIRSTPLUS currently anticipate filing the required Form S-4 Registration Statement with the Securities Exchange Commission in August 1998.

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

FINANCIAL CONDITION
    JUNE 30, 1998

     Loans held for sale and investment in securitized loans increased to $1.8 billion at June 30, 1998 compared to $1.6 billion at September 30, 1997. This increase was due to loan originations of $4.1 billion offset by loans securitized of $3.0 billion, whole loan sales and loan paydowns since September 30, 1997.

     The Company utilizes an enhanced residual valuation model. The model takes into account the most relevant valuation factors as of the date of the related securitization and the current balance sheet date, and specifically addresses discount rates. Management makes estimates and assumptions regarding the value of the interest only strips ("I/O Strips") at the time of the securitization and at each balance sheet date. The primary assumptions used to estimate the value of the I/O Strips are default and prepayment rates, along with an appropriate discount rate. Based on current prepayment, default and discount rate assumptions used in the residual valuation model at June 30, 1998, the Company recorded a $4.0 million, after tax, unrealized loss against its I/O Strips. The discount rate is determined based on the securitization structure, the over-collateralization levels, interest rate fluctuations and market volatility. The Company also increased its prepayment and default assumptions, as part of its valuation assessment as of June 30, 1998. Such assumptions represent management's best estimate based upon current conditions. Increased competition, continued periods of low interest rates, general economic conditions and other factors such as the risks and uncertainties described in the Company's Current Report on Form 8-K dated December 19, 1996 could result in actual results differing from those estimates. This valuation partially offsets the previously recorded unrealized gains on available for sale securities in equity of approximately $21.1 million.

     The Company's I/O Strips increased to $547.7 million at June 30, 1998, compared to $456.1 million at September 30, 1997, an increase of $91.6 million or 20.1%. The increase in the I/O Strips was the result of the recognition of the fair value of the I/O Strips from securitization completed during the six months ended June 30, 1998 and the three months ended December 31, 1997 (the "transition period") securitizations, offset by the amortization of the I/O Strips and an unrealized loss of $4.0 million, after tax. I/O Strips are amortized through periodic charges to the statement of income. As of June 30, 1998, the carrying value of the recorded I/O Strips reflects their estimated fair value.

     Total stockholders' equity at June 30, 1998 was $506.0 million, compared to $430.1 million at September 30, 1998, an increase of $75.9 million or 17.6%. During the six months ended June 30, 1998 and the transition period, the Company earned net income of $47.7 million and $11.7 million, respectively, and issued $17.0 million in common stock during the six months ended June 30, 1998.

RESULTS OF OPERATIONS
     THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997

     The Company's total revenues increased to $219.7 million during its June 1998 quarter, compared to $163.3 million in the June 1997 quarter, an increase of $56.4 million or 34.5%. During the June 1998 quarter, the Company's percentage of revenue, excluding gain on securitized loan sales to total revenue, increased to 78.6%, compared to 51.3% in the June 1997 quarter.

     Gain on securitized loan sales, net, decreased to $47.0 million in the June 1998 quarter, compared to $79.6 million in the June 1997 quarter, a decrease of $32.6 million or 41.0%. Gain on securitized loan sales, net, in each quarter was affected by both the size of the securitizations and the assumptions used in the gain on securitized loan sales. During the June 1998 quarter, the Company securitized $1.15 billion of High LTV Loans, compared to $676.4 million in the June 1997 quarter.

     During the June 30, 1998 quarter, the Company used an approximate 18.6% discount rate to value the I/O Strips, by taking into account all cash flows that will revert to the Company, related to securitizations completed during the quarter. The resulting gain on securitized loan sales, net, as a percentage of the loans securitized and sold was 4.09% and 11.8% for the quarters ended June 30, 1998 and 1997, respectively. Other assumptions used in assessing the fair value of the I/O Strips during the June 1998 quarter were proprietary prepayment curves (reaching a voluntary constant prepayment rate of approximately 16.0% after nine months and further ramps to 17.75%) and proprietary default curves (resulting in an involuntary prepayment curve of 4.15%).

     Interest income increased to $75.9 million in the June 1998 quarter, compared to $50.6 million in the June 1997 quarter, an increase of $25.3 million or 50.0%. The increase in interest income was primarily attributable to an increase in the average loans held-for-sale balance. Loans held for sale as of June 30, 1998 were $1.8 billion, compared to $1.1 billion as of June 30, 1997.

     Interest income on the Company's I/O Strips increased to $24.8 million in the quarter ended June 30, 1998, compared to $8.5 million in the quarter ended June 30, 1997, an increase of $16.3 million or 191.8%. This increase was primarily the result of the Company's larger average I/O Strip balance during the June 30, 1998 quarter. I/O Strips as of June 30, 1998 were $547.7 million, compared to $375.9 million as of June 30, 1997.

     Origination income increased to $45.0 million in the quarter ended June 30, 1998, compared to $10.3 million in the quarter ended June 30, 1997, an increase of $34.7 million or 336.9%. This increase was the result of the Company's continuing shift toward direct to consumer originations, which accounted for 39.7% of High LTV Loan originations compared to 22.8% a year ago. Origination fees are deferred when collected and subsequently recognized when the loans are sold. The Company collected and deferred approximately
$57.9 million of loan origination fees during the June 1998 quarter.

     Servicing income increased to $12.8 million in the quarter ended June 30, 1998, compared to $6.2 million in the quarter ended June 30, 1997, an increase of $6.6 million or 106.5%. This increase was a result of the increase in the Company's securitized loan portfolio, which increased to $5.6 billion at June 30, 1998, compared to $2.3 billion at June 30, 1997.

     Total pre-tax operating expenses, which include salaries, employee benefits, advertising, marketing, servicing and other operating expenses, increased to $122.5 million in the quarter ended June 30, 1998, compared to $60.3 million in the quarter ended June 30, 1997, an increase of $62.2 million or 103.2%. The increase in operating expenses during the quarter ended June 30, 1998, was due to marketing costs associated with the Company's continued efforts to significantly increase its High LTV and "B/C" direct to consumer lending platforms, its originations from its direct to consumer lending division, the introduction of its High LTV first lien product, professional fees primarily associated with improving its information technology and increases in servicing-related personnel.

     Interest expense for the quarter ended June 30, 1998 increased to $37.4 million, compared to $26.5 million for the quarter ended June 30, 1997, an increase of $10.9 million or 41.1%. The increase primarily related to the Company's overall increase in the warehouse and repurchase facilities and term line borrowings, which supported both loan volume growth and expanding operations.

     The Company's provision for possible credit losses on loans held for sale increased to $14.8 million for the quarter ended June 30, 1998, compared to $13.0 million for the quarter ended June 30, 1997, an increase of $1.8 million or 13.8%. The 30 day and over delinquency rate for the managed loans portfolio of 2.2% as of June 30, 1998 was flat compared to 2.2% as of June 30, 1997. Gross servicing portfolio defaults, before recoveries and insurance recoveries received on Title I loans, equaled $40.0 million or 0.58% of the June 30, 1998 average quarterly loan portfolio. Of the $40.0 million, approximately $3.1 million were Title I defaults, which are subject to recoveries under the Title I insurance program.

SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30, 1997

     The Company's total revenues increased to $402.8 million during the six months ended June 1998, compared to $292.5 million in the six months ended June 30, 1997, an increase of $110.3 million or 37.7%. During the six months ended June 30, 1998, the Company's percentage of revenue, excluding gain on securitized loan sales to total revenue, increased to 78.8%, compared to 49.9% in the six months ended June 30, 1997.

     Gain on securitized loan sales, net, decreased to $85.3 million in the six months ended June 30, 1998, compared to $146.5 million in the six months ended June 30, 1997, a decrease of $61.2 million or 41.8%. Gain on securitized loan sales, net, in the six-month period was affected by both the size of the securitizations and the assumptions used in the gain on securitized loan sales. During the six months ended June 30, 1998, the Company securitized $2.2 billion of High LTV Loans, compared to $1.2 billion in the six months ended June 30, 1997. The resulting gain on securitized loan sales, net as a percentage of the loans securitized and sold was 3.9% and 12.2% for the six months ended June 30, 1998 and 1997, respectively.

     Interest income increased to $142.9 million in the six months ended June 30, 1998, compared to $85.2 million in the six months ended June 30, 1997, an increase of $57.7 million or 67.7%. The increase in interest income was primarily attributable to an increase in the average loans held-for-sale balance. Loans held for sale as of June 30, 1998 were $1.8 billion, compared to $1.1 billion as of June 30, 1997.

     Interest income on the Company's I/O Strips increased to $48.6 million in the six months ended June 30, 1998, compared to $11.2 million in the six months ended June 30, 1997, an increase of $37.4 million or 333.9%. This increase was primarily the result of the Company's larger average I/O Strip balance during the six months ended June 30, 1998. I/O Strips as of June 30, 1998 were $547.7 million, compared to $375.9 million as of June 30, 1997.

     Origination income increased to $77.0 million in the six months ended June 30, 1998, compared to $21.8 million in the six months ended June 30, 1997, an increase of $55.2 million or 253.2%. The increase was the result of the Company's increasing direct to consumer loan originations.

     Servicing income increased to $23.9 million in the six months ended June 30, 1998, compared to $10.0 million in the six months ended June 30, 1997, an increase of $13.9 million or 139.0%. This increase was a result of the increase in the Company's securitized loan portfolio, which increased to $5.6 billion at June 30, 1998, compared to $2.3 billion at June 30, 1997.

     Total pre-tax operating expenses, which include salaries, employee benefits, advertising, marketing, servicing and other operating expenses, increased to $219.4 million in the six months ended June 30, 1998, compared to $106.8 million in the six months ended June 30, 1997, an increase of $112.6 million or 105.4%. The increase in operating expenses during the six months ended June 30, 1998, was due to marketing costs associated with the Company's continued efforts to significantly increase its High LTV and "B/C" direct to consumer lending platforms, its originations from its direct to consumer lending division, the introduction of its High LTV first lien product, professional fees primarily associated with improving its information technology and increases in servicing-related personnel.

     Interest expense for the six months ended June 30, 1998 increased to $73.4 million, compared to $47.1 million for the six months ended June 30, 1997, an increase of $26.3 million or 55.8%. The increase primarily related to the Company's overall increase in the warehouse and repurchase facilities and term line borrowings, which supported both loan volume growth and expanding operations.

     The Company's provision for possible credit losses on loans held for sale increased to $33.1 million for the six months ended June 30, 1998, compared to $25.8 million for the six months ended June 30, 1997, an increase of $7.3 million or 28.3%. The increase is the result of an increased loans held for sale portfolio.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations require continued access to financing sources. The Company's primary operating cash requirements include the funding of (i) loan originations and purchases, (ii) fees and expenses incurred in connection with its securitization transactions, (iii) television, radio and direct mail advertising and other marketing, (iv) capital expenditures on equipment and leasehold improvements, and (v) administrative and other operating expenses. Since the September 1997 quarter, the Company has been able to utilize a securitization structure whereby the Company issues bonds in excess of loans delivered. Overcollateralization requirements are met by future excess cash flows of the specific securitizations. In addition, the Company has sold a portion of the I/O Strip for cash, which is equal to approximately 1.0% of loans delivered. The Company expects to continue to utilize this structure in future securitization transactions.

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

     The Company currently has approximately $5.0 billion in capacity in its warehouse and repurchase facilities. These facilities carry variable interest rates, primarily based on LIBOR, ranging from 0.50% to 1.50%. As of June 30, 1998, the Company had $1.4 billion outstanding under these facilities. The warehouse and repurchase facilities had a weighted average interest rate of 6.35% as of June 30, 1998.

     In addition, the Company had approximately $495.9 million in term line facilities that are secured by I/O Strips generated from the related securitizations. As of June 30, 1998, the Company had $246.4 million outstanding under these facilities and other lines of credit. These facilities are with the same institution as the warehouse and repurchase facility and bear interest rates between LIBOR plus 1.75% and 1.875%.

     On April 23, 1998, the Company closed its first net interest margin transaction ("NIMS"). The Company secured $150 million of bonds with I/O Strips from its 1996-4, 1997-1, 1997-2, 1997-3 and 1997-4 High LTV Loan
securitizations, a limited portion of servicing fees from those securitizations to be earned, and a $30 million demand note. The bonds carry a coupon of 8.5% and were sold at 99.55% of par for a bond equivalent yield of approximately 8.87%. The funds received from the bonds were used to pay down the term lines of credit related to each securitization. The debt service of these bonds are paid from the excess residual income of the I/O Strips and the previously mentioned servicing fees. If the excess residual income and servicing fees are not sufficient to meet scheduled debt service requirements, the bond holders have the right to call a $30.0 million demand note, with the remaining portion of the debt being unsecured. As the bonds are secured by the excess residual income of I/O Strips, the bonds have significant prepayment risk. If prepayment and default rates are faster than anticipated, the excess residual income may not be sufficient to cover debt service of the bonds.

     As a result of the Company's increasing volume of loan originations and purchases, and its expanding securitization activities, the Company has operated, and expects to continue to operate, on a negative operating cash flow basis, which is expected to increase as the volume of the Company's loan purchases and originations increase and its securitization program grows.
The Company's operations used $134.6 million during the six months ended June 30, 1998, compared to $663.3 million used during the six months ended June 30, 1997. The cash used in operations is primarily related to the cost of an enlarged infrastructure and employee base, advertising and other marketing costs associated with the increased Direct to Consumer loan originations and the costs that accompany the Company's securitization strategy. The Company's investing activities used cash of $42.0 million during the six months ended June 30, 1998, compared to $13.7 million in the six months ended June 30, 1997. Financing activities provided cash of $185.5 million for the six months ended June 30, 1998, compared to $721.3 million in the six months ended June 30, 1997. The cash provided by financing activities was primarily due to borrowings related to the warehouse, repurchase, time deposits and term line facilities, net of repayments, which have been used to fund loan originations, working capital and securitization costs.

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

     The Company is in the process of upgrading its mission critical systems as part of its strategic initiatives to accommodate its growth and need for increased capacity. As part of this process, the Company is ensuring that these new systems are Year 2000 mitigated.

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

     The Company intends to utilize both internal and external resources to test the software for Year 2000 compliance and to determine whether such software should be reprogrammed or replaced. The Company anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is not presently expected to be material and is being funded through operating cash flows.

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


date:  AUGUST 14, 1998
      ------------------