Form 10-Q
period 1998-09-30
FIRSTPLUS FINANCIAL GROUP INC
filed 1998-11-17
CIK 1000368

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -------------------

Commission file number                 0-27550
                      ----------------------------------

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

                                 (214) 599-6400
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

There were 42,198,388 shares of voting common stock and 690,990 shares of non-voting common stock, $.01 par value, outstanding as of October 31, 1998.

                         FIRSTPLUS FINANCIAL GROUP, INC.

                               INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements                                                        Page
                                                                                              ----
                  Unaudited Consolidated Balance Sheets -
                       September 30, 1998 and September 30, 1997.............................  3

                  Unaudited Consolidated Statements of Income -
                       Three Months Ended September 30, 1998 and September 30, 1997
                       and Nine Months Ended September 30, 1998 and September 30, 1997.......  4

                  Unaudited Condensed Consolidated Statements of Stockholders' Equity -
                       Three Months and Nine Months Ended September 30, 1998
                       and September 30, 1997................................................  5

                  Unaudited Consolidated Statements of Cash Flows-
                       Nine Months Ended September 30, 1998 and September 30, 1997...........  7

                  Notes to Consolidated Financial Statements-................................  8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations............................................. 11

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings.......................................................... 18

         Item 2.  Changes In Securities...................................................... 18

         Item 3.  Defaults Upon Senior Securities............................................ 18

         Item 4.  Submission of Matters to a Vote of Security Holders........................ 18

         Item 5.  Other Information.......................................................... 18

         Item 6.  Exhibits and Reports on Form 8-K........................................... 18

SIGNATURE.................................................................................... 18

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1998               1997
                                                               ------------     ------------
Cash and cash equivalents                                      $     73,704      $    94,978
Securities, available for sale                                       30,107           40,995
Loans held for sale, net                                          1,902,126        1,400,446
Investment in securitized loans                                         -            190,861
Interest only strips, net                                           529,841          456,123
Subordinated certificates held for sale                              30,967           18,047
Receivable from trusts                                              298,977          138,816
Servicing assets                                                     81,528           40,516
Other assets                                                        112,886           66,424
                                                               -------------     ------------
      Total assets                                             $  3,060,136      $ 2,447,206
                                                               =============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities                       $     99,622      $    44,445
Warehouse and repurchase agreements                               1,594,588        1,238,156
Term lines                                                          259,615          211,751
Time deposits                                                       261,772          120,025
Bonds                                                               139,511          174,088
Convertible subordinated notes                                       38,520           69,920
Notes payable and other borrowings                                   40,463           39,321
Deferred tax liabilities, net                                       118,652          119,355
                                                               -------------     ------------
      Total liabilities                                           2,552,743        2,017,061
                                                               -------------     ------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, non-voting, $1.00 par value, 8% cumulative
   dividend Authorized shares - Series A - 300;
   Series B - 2,300 Issued and outstanding shares -
   Series A and Series B - none                                           -                -
Common stock, $0.01 par value:
   Authorized shares - 100,000
   Issued and outstanding shares - 41,402 - 1998
     and 36,580-1997                                                    414              366
Common stock, non-voting, $0.01 par value:
   Authorized shares - 25,000
   Issued and outstanding shares - 691-1998 and 691-1997                  7                7
Additional capital                                                  310,143          216,881
Unrealized gains on available for sale securities, net               26,807           20,253
Retained earnings                                                   170,022          192,638
                                                               -------------     ------------
      Total stockholders' equity                                    507,393          430,145
                                                               -------------     ------------
      Total liabilities and stockholders' equity               $  3,060,136      $ 2,447,206
                                                               =============     ============

See accompanying notes

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Three Months Ended          Nine Months Ended
                                                           September 30,             September 30,
                                                    ------------------------    ------------------------
                                                       1998          1997          1998         1997
                                                    ---------    ----------     ----------    ----------
Revenues:
Gain on securitized loan sales, net                 $  21,450     $  91,769     $  106,790     $ 238,274
Gain on whole loan sales                               14,561         9,001         28,718        23,790
Interest income                                        74,750        65,156        217,649       150,322
Interest only strips interest income                   30,047        12,978         78,674        24,203
Origination income                                     47,124        15,954        122,274        37,799
Servicing income                                       14,726         7,795         38,632        17,839
Insurance income                                        4,694         1,819         11,672         3,427
Other income                                            1,040         3,640          4,925         4,931
                                                    ---------    ----------     ----------     ---------
         Total revenues                               208,392       208,112        609,334       500,585

Expenses:
Salaries and employee benefits expense                 57,281        40,112        139,713        90,972
Interest expense                                       40,267        31,706        113,680        78,801
Other operating expenses                               82,717        42,012        217,768        97,969
Provision for possible credit losses                   22,940        14,256         56,076        40,035
Impairment of interest only strips                     43,085             -         43,085             -
Lower of cost or market and fair value adjustments     58,115             -         58,115             -
Restructuring and non-recurring charges                36,209             -         36,209             -
                                                    ---------    ----------    -----------     ---------
         Total expenses                               340,614       128,086        664,646       307,777
                                                    ---------    ----------    -----------     ---------
(Loss)/income before income taxes                    (132,222)       80,026        (55,312)      192,808
Benefit/(provision) for income taxes                   50,244       (30,418)        21,019       (73,275)
                                                    ---------    ----------    -----------     ---------
         Net (loss)/income                          $ (81,978)    $  49,608     $  (34,293)    $ 119,533
                                                    =========    ==========    ===========     =========

Weighted average common shares                         39,651        37,172         38,567        35,616
                                                   ==========    ==========     ==========      ========
Basic (loss)/earnings per share                     $   (2.07)    $    1.33     $    (0.89)    $    3.36
                                                    =========    ==========     ==========     =========

Weighted average common shares-assuming dilution       39,651        43,350         38,567        41,015
                                                    =========    ==========     ==========     =========
Diluted (loss)/earnings per share                   $   (2.07)     $   1.16     $    (0.89)    $    2.97
                                                    =========    ==========     ==========     =========

See accompanying notes

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)


                                                                                      Accumulated
                                      Common    Common                                  other
                                      stock,    stock,    Additional     Retained    comprehensive
                                      voting  non-voting   capital       earnings       income         Total
                                      ------  ----------  ----------    ---------    --------------  ---------
Balance at December 31, 1997          $ 371      $  7      $219,329      $204,316      $19,262        $443,285
Comprehensive income, net of tax:
   Net income                                                              19,836
   Other comprehensive income:
     Change in unrealized gain on
       available for sale
       securities, net of
       reclassification amount                                                             883
                                                                                       -------
Total comprehensive income                                                                              20,719
Issuance of common stock                  2                   1,843                                      1,845
                                      -----      ----      --------      --------      -------        --------
Balance at March 31, 1998               373         7       221,172       224,152       20,145         465,849
Comprehensive income, net of tax:
   Net income                                                              27,848
   Other comprehensive loss:
     Change in unrealized gain on
       available for sale
       securities, net of
       reclassification amount                                                          (2,993)
                                                                                       -------
Total comprehensive income                                                                              24,855
Issuance of common stock                  4                  15,305                                     15,309
                                      -----      ----      --------      --------      -------        --------
Balance at June 30, 1998                377         7       236,477       252,000       17,152         506,013
Comprehensive income, net of tax:
   Net loss                                                               (81,978)
   Other comprehensive income:
      Change in unrealized gain on
       available for sale
       securities, net of
       reclassification amount                                                           9,655
                                                                                       -------
Total comprehensive loss                                                                               (72,323)
Conversion of subordinated notes         20                  33,264                                     33,284
Issuance of common stock                 17                  40,402                                     40,419
                                      -----      ----      --------      --------      -------        --------
Balance at September 30, 1998         $ 414      $  7      $310,143      $170,022      $26,807        $507,393
                                      =====      ====      ========      ========      =======        ========

See accompanying notes

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                                             Accumulated
                                             Common    Common                                  other
                                             stock,    stock,    Additional    Retained     comprehensive
                                             voting  non-voting    capital     earnings         income       Total
                                             ------  ----------  ----------    ---------    --------------  ---------
Balance at December 31, 1996                  $ 256     $ 44      $ 88,379      $ 69,511      $   (63)       $158,127
Acquisition                                      11                  2,781        (2,617)                         175
Comprehensive income, net of tax:
   Net income                                                                     30,551
   Other comprehensive income:
      Change in unrealized gain on
       available for sale securities, net                                                       7,171
                                                                                              -------
       of reclassification amount
Total comprehensive income                                                                                     37,722
Conversion of non-voting to voting               16      (16)                                                       -
Issuance of common stock                         42                123,253                                    123,295
                                              -----     ----      --------      --------      -------        --------
Balance at March 31, 1997                       325       28       214,413        97,445        7,108         319,319
Acquisition                                       3                    276         3,127                        3,406
Comprehensive income, net of tax:
   Net income                                                                     39,374
   Other comprehensive income:
      Change in unrealized gain on
       available for sale securities, net
       of reclassification amount                                                               6,905
                                                                                              -------
Total comprehensive income                                                                                     46,279
Conversion of non-voting to voting               21      (21)                                                       -
Issuance of common stock                          1                   (795)                                      (794)
                                              -----     ----      --------      --------      -------        --------
Balance at June 30, 1997                        350        7       213,894       139,946       14,013         368,210
Acquisition                                      15                  1,802         3,084                        4,901
Comprehensive income, net of tax:
   Net income                                                                     49,608
   Other comprehensive income:
      Change in unrealized gain on
       available for sale securities, net
       of reclassification amount                                                               6,240
                                                                                              -------
Total comprehensive income                                                                                     55,848
Issuance of common stock                          1                  1,185                                      1,186
                                              -----     ----      --------      --------      -------        --------
Balance at September 30, 1997                 $ 366     $  7      $216,881      $192,638      $20,253        $430,145
                                              =====     ====      ========      ========      =======        ========


See accompanying notes

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                  -------------------------------
                                                                      1998                1997
                                                                  -----------         -----------
OPERATING ACTIVITIES:
   Net (loss)/income                                              $   (34,293)        $   119,533
   Adjustments to reconcile net (loss)/income to net cash
     used in operating activities:
     Provision for possible credit losses                              56,076              40,035
     Depreciation and amortization                                      7,878               3,091
     Gain on sales of loans                                          (135,508)           (262,064)
     Lower of cost or market and fair value adjustments                58,115                   -
     Restructuring charges                                             36,209                   -
     Changes in operating assets and liabilities:
      Loans originated or acquired                                 (4,210,170)         (3,505,071)
      Principal collected and proceeds from sale of loans           4,032,151           2,721,259
      Interest only strip and servicing asset amortization            172,833              61,271
      I/O Strip and servicing asset, net                             (168,569)           (106,339)
      Subordinated certificates held for sale                         (18,847)                  -
      Receivable from trusts                                         (127,371)            (88,604)
      Other assets                                                    (17,118)            (10,120)
      Accounts payable and accrued expenses                            41,703              21,051
      Deferred tax liability                                           (6,869)             70,228
      Other                                                             7,507               5,723
                                                                  -----------         -----------
NET CASH USED IN OPERATING ACTIVITIES                                (306,273)           (930,007)

INVESTING ACTIVITIES:
  Cash paid for acquisitions                                          (21,877)                  -
  Cash from acquisitions                                                    -               3,071
  Purchases of available for sale securities                          (25,774)            (58,502)
  Proceeds from sale of available for sale securities                  25,839              84,499
  Purchases of equipment and leasehold improvements                   (32,092)            (19,338)
  Other                                                                     -               4,769
                                                                  -----------         -----------
NET CASH (USED IN)/PROVIDED BY
   INVESTING ACTIVITIES                                               (53,904)             14,499

FINANCING ACTIVITIES:
  Borrowings on warehouse financing facilities, net                   232,621             564,853
  (Repayments)/borrowings on term lines of credit, net                (16,077)            109,552
  Borrowings on notes payable, net                                        749               3,459
  Borrowings on bonds                                                 146,320             174,088
  Payments on bonds payable                                          (175,455)                  -
  Net change in time deposits                                         128,626              13,114
  Issuance of common stock                                             57,573             125,358
  Other                                                                     -                  23
                                                                  -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             374,357             990,447
                                                                  -----------         -----------

INCREASE IN CASH                                                       14,180              74,939
  Cash and cash equivalents at beginning of period                     59,524              20,039
                                                                  -----------         -----------
  Cash and cash equivalents at end of period                      $    73,704          $   94,978
                                                                  ===========          ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                                 $   118,481          $   82,215
                                                                  ===========          ==========

See accompanying notes

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1997 included in FIRSTPLUS Financial Group, Inc.'s 1997 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

      On December 15, 1997, the Board of Directors of FIRSTPLUS Financial Group, Inc. (the "Company" or "FIRSTPLUS") approved a change in the Company's fiscal year end from September 30 to December 31, to be effective beginning January 1, 1998. Accordingly, this Quarterly Report on Form 10-Q represents the third quarter of the Company's new fiscal year.

      On October 23, 1998, the FASB issued a draft guide, in question and answer format, entitled: "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Questions and Answers, Second Edition" (the "draft Q&A"). The draft Q&A indicates that two methods have arisen in practice for accounting for credit enhancements, items which the Company records as I/O Strips and receivable from trust. These methods are the cash-in method and the cash-out method. The cash-in method treats credit enhancements (pledged loans or cash) as belonging to the Company. As such, the receivable from trust is recorded at face value. The cash-out method treats credit enhancements as assets owned by the related securitization trusts. As such, the receivable from trust cash flows are treated as part of the I/O Strip and the combined I/O Strip and the receivable from trust cash flows are recorded at a discounted value for the period between when the cash is collected by the trust and released to the Company. The draft Q&A indicates that the cash-out method should be used to measure the fair value of credit enhancements, including subordinated I/O Strips. The draft Q&A remains subject to a comment period and further amendments prior to becoming effective and applicable to the Company in its final form.

      The Company has historically used the cash-in method to account for its I/O Strips and receivable from trust. Management has not determined the ultimate impact the adoption of this draft Q&A will have, but believes it will be material to the Company.

2.  LOANS HELD FOR SALE, NET

Loans held for sale, net consist of the following:

                                                          September 30,
                                                 -----------------------------
                                                    1998               1997
                                                 ----------         ----------
High LTV Loans                                   $1,713,151         $1,310,576
Personal consumer                                   145,461             93,172
Conforming first lien mortgages                      23,228             16,488
B/C loans                                            80,287                  -
Other                                                41,080             14,581
                                                 ----------          ---------
      Subtotal                                    2,003,207          1,434,817
Allowance for possible credit losses                (26,433)           (31,539)
Deferred finance charges                            (26,436)           (16,568)
Valuation allowance                                 (42,188)                 -
(Discounts)/premiums, net                            (6,024)            13,736
                                                 ----------         ----------
      Total                                      $1,902,126         $1,400,446
                                                 ==========         ==========

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

3.  INTEREST ONLY STRIPS, NET

The activity in the Interest Only Strips (net of allowance for possible losses on loans sold) is summarized as follows:

                                                    Nine Months          Year
                                                      Ended             Ended
                                                   September 30,     September 30,
                                                      1998               1997
                                                  --------------     ------------
Balance, beginning of period                      $  482,271          $ 132,973
I/O Strips created from securitizations during
      the period                                     486,635            608,548
Impairment of I/O Strips                             (43,085)                 -
Unrealized gains, net                                  9,709                  -
Provision for possible losses on loans sold         (336,940)          (245,796)
Amortization                                        (166,564)           (61,707)
Charge-offs, net                                      98,933             23,866
Other                                                 (1,118)            (1,761)
                                                  ----------          ---------
Balance, end of period                            $  529,841          $ 456,123
                                                  ==========          =========

4.  EARNINGS PER SHARE

The table below sets forth the computation of basic and diluted (loss)/earnings per share:

                                                                  Three Months Ended      Nine Months Ended
                                                                     September 30,          September 30,
                                                                  --------------------    -----------------
                                                                    1998        1997        1998         1997
                                                                    ----        ----        ----         ----
Numerator:
  Numerator for basic (loss)/earnings per share -
     (loss)/income available to common stockholders
     (net (loss)/income)                                          $(81,978)    $49,608     $(34,293)    $119,533

  Effect of dilutive securities:
     Additional interest on convertible subordinated
         notes, net of tax                                               -         792            -        2,375
                                                                  --------     -------     --------     --------
  Numerator for diluted (loss)/earnings per
     share-(loss)/income available to common stockholders
     after assumed conversions                                    $(81,978)    $50,400     $(34,293)    $121,908
                                                                  ========     =======     ========     ========

Denominator:
  Denominator for basic (loss)/earnings per share -
     weighted average shares                                        39,651      37,172       38,567       35,616
  Effect of dilutive securities:
     Employee stock options                                              -       1,888            -        1,109
     Convertible subordinated notes                                      -       4,290            -        4,290
                                                                  --------     -------     --------     --------
  Dilutive potential common shares                                       -       6,178            -        5,399
                                                                  --------     -------     --------     --------
Denominator for diluted (loss)/earnings per share-adjusted
     weighted average shares and assumed conversions                39,651      43,350       38,567       41,015
                                                                  ========     =======     ========     ========
Basic (loss)/earnings per share                                   $  (2.07)    $  1.33     $  (0.89)    $   3.36
                                                                  ========     =======     ========     ========
Diluted (loss)/earnings per share                                 $  (2.07)    $  1.16     $  (0.89)    $   2.97
                                                                  ========     =======     =========    ========

                FIRSTPLUS FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

5.  DEBT

     The Company's warehouse facilities have either reached capacity, have been curtailed or will reach contractual maturities in the December 1998 quarter. The Company is currently in negotiations with its banks and investment banks to reopen and extend the contractual maturities of certain funding facilities. As part of these negotiations, the Company is required to complete the proposed sale of its servicing operations to Superior Bank FSB. If the Company is unable to find additional capacity under these facilities through either whole loan sales or a securitization, or is unable to secure a new source of funding, it could have a material adverse effect on the Company's results of operations and financial condition.

     The Company has also requested that its banks and investment banks establish a three-year term principal paydown schedule for certain of its term line facilities, which is also contingent upon the loan servicing sale.

     In addition, the Company's largest repurchase facility is up for renewal in December 1998. As part of the negotiations with the lender, two provisions of the repurchase agreement have been changed. First, the facility has been changed from a committed facility to an uncommitted facility. Second, the minimum required market capitalization of the Company has been changed from $750.0 million to $100.0 million until the renewal date. There can be no assurances that the facility will be renewed or will not be materially modified or reduced in size.

     Management believes that the negotiations with its banks and investment banks will be successful, although there can be no assurance that such negotiations will be successful. Should the Company not be successful in these negotiations, the Company may lose the right to repurchase its loans held for sale, certain I/O Strips, receivable from trust and other assets pledged as collateral for these facilities and may be unable to continue funding its operations. In such an event, the banks and investment banks may elect to retain the encumbered assets at a value potentially below the carrying values recorded on the Company's balance sheet as of September 30, 1998.

6.  RESTRUCTURING

      During September 1998, the Company finalized and adopted a plan to significantly restructure its operations. The restructuring is designed to reduce corporate overhead and to focus the Company's capital resources on its direct to consumer loan origination channels, while curtailing or selling other lines of business. The Company announced the restructuring program in October 1998, which resulted in an immediate work force reduction of approximately 1,700 employees and the closure of certain operations. The Company recorded a pre-tax charge of $33.0 million in the third quarter relating to writing down the value of leasehold improvements, closing facilities, and writing down the value of assets associated with exited businesses. The Company publicly announced its restructuring plan and notified impacted employee groups in October 1998. Accordingly, severance-related charges, presently estimated at $10.0 million, pre-tax, will be recorded during the December 1998 quarter. A further reduction of an additional 1,300 employees is expected as the servicing operations and other operations are sold or curtailed.

7.  SUBSEQUENT EVENTS

      STRATEGIC ALLIANCE

      On October 15, 1998, the Company announced a strategic alliance with Coast-To-Coast Financial Corporation ("CCFC") and certain related entities. The strategic alliance includes the sale of the Company's servicing rights and servicing operations, the formation of a joint venture to facilitate future securitizations, a fee-based advisory agreement and the issuance of warrants to purchase 20,000,000 shares of the Company's common stock at $4.625 per share. The execution of the strategic alliance is subject to certain closing conditions.

     BRIDGE LOAN FROM CCFC

     On October 16, 1998, the Company received a $15.0 million bridge loan from CCFC, which pays interest at a rate of prime plus 1.0%. Originally, the bridge loan was due 30 days from issuance. As part of the negotiations for the sale of the servicing operations, the Company and CCFC are negotiating the extension of the term of the bridge loan. If the closing is significantly delayed, CCFC, at its sole discretion, may call the note due immediately. As collateral for the bridge loan, the Company pledged to CCFC a security interest in FIRSTPLUS Bank.

      SALE OF UNITED KINGDOM OPERATIONS

      On October 20, 1998, the Company closed the sale of its United Kingdom loan origination and servicing operations based in Cardiff, Wales. The sale generated cash in excess of $13.0 million and resulted in the Company recording an approximate $700,000 loss.

      LITIGATION

      Several lawsuits have been filed against the Company and certain of its officers and directors. The complaints allege violations of the securities laws through false and misleading statements and seek class action status. The Company intends to vigorously defend such lawsuits.

      Other lawsuits have been filed, within the September 1998 quarter, against the Company by certain borrowers and former employees, alleging violations of federal statutes, including violations of the Fair Labor Standards Act, Real Estate Settlement Act, Truth in Lending Act, as well as claims relating to breach of contract and wage-related issues. The Company intends to vigorously defend such lawsuits.

      ACQUISITION OF LIFE FINANCIAL CORP.

      On October 12, 1998, LIFE Financial Corp. terminated the agreement and plan of merger between itself and the Company. Subsequent to this action, LIFE Financial Corp. filed suit against the Company seeking damages. The Company believes the suit is without merit and intends to vigorously defend the suit.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      FIRSTPLUS Financial Group, Inc. (together with its subsidiaries, the "Company" or "FIRSTPLUS") is a specialized consumer finance company that originates, purchases, services and sells consumer loans. Historically, the Company's consumer loan products have been debt consolidation or home improvement loans secured by first or second liens on residential real property ("High LTV Loans"), non-conforming home equity loans ("B/C Loans"), conforming first lien loans, and personal consumer loans. The Company sells substantially all of its High LTV Loans through its securitization program and retains rights to service these loans.

      The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K, including the consolidated financial statements and notes thereto.

STRATEGIC ALLIANCE AND RESTRUCTURING

      On October 15, 1998, the Company announced a strategic alliance with Coast-To-Coast Financial Corporation ("CCFC") and certain related entities, which is subject to certain closing conditions that are not yet complete
(the "Stategic Alliance").  The Strategic Alliance would have four key elements:

      - Superior Bank FSB ("Superior"), a wholly owned subsidiary of CCFC, has committed, subject to certain closing conditions, to purchase the servicing rights to FIRSTPLUS' servicing portfolio and the loan servicing operations. Following the close of the sale, Superior will be engaged as loan servicer on all consumer loans originated by FIRSTPLUS. The closing conditions include the consent and/or approval of the Company's securitization bond insurer and trustees and consent of its banks and investment banks.

      - CCFC and the Company will form a joint venture to facilitate securitizations of the Company's High LTV Loans. As part of future securitization transactions executed by the joint venture, CCFC will use its best efforts to arrange for funds, based on feasibility, necessary for overcollateralization and other credit enhancement. The Company will provide the consumer loans. CCFC will receive a preferential return on the funds contributed. Subsequent to CCFC's preferential disbursement, the Company will receive a preferential return up to two percent of the par value of loans delivered. All remaining cash flows from the joint venture will be distributed 51% to CCFC and 49% to the Company.

      - The Company and CCFC will enter into an advisory agreement, whereby CCFC will advise the Company and the Board of Directors regarding the evaluation and development of its ongoing business plan as well as securitization and whole loan sale activities. As compensation for providing this service, CCFC will receive a quarterly fee of 15 basis points of consumer loans originated by FIRSTPLUS, subject to a minimum fee of $1,000,000.

      - As consideration for implementing the Strategic Alliance, CCFC will be issued warrants to purchase 20,000,000 FIRSTPLUS shares at a strike price of $4.625.

      In connection with the announcement of the Strategic Alliance, the Company announced a restructuring of its operations. During September 1998, the Company finalized and adopted a plan to significantly restructure its operations. The restructuring is designed to reduce corporate overhead and to focus the Company's capital resources on its direct to consumer loan origination channels, while curtailing or selling other lines of business. Specifically, the Company will or has curtailed or exited the following:

      -   FIRSTPLUS U.K. was sold on October 20, 1998;

      -   FIRSTPLUS Consumer Finance Company is being marketed for sale;

      -   The conforming first lien loan branches are being marketed for sale;

      -   The correspondent division of FIRSTPLUS has been curtailed;

      - The FIRSTPLUS Direct call center and loan origination network has been relocated to the Dallas call center, although the direct mail operation will remain in California and work in coordination with the Dallas call center;

      -   Approximately 15 retail branches have been closed; and

      -   A significant number of corporate positions have been eliminated.

      As a result of the Strategic Alliance and the restructuring, the Company's future financial results will be materially affected. With the curtailing or selling of certain business lines, future loan originations will be substantially reduced from prior production levels. The potential impact of the Strategic Alliance and the restructuring on certain revenue and expense items are as follows:

      - Gain on securitized loan sales - Due to the sharing of economics with the joint venture partner, future gain on securitized loan sales will be significantly reduced from prior results;

      - Interest income and interest expense (Net Interest Income) - Net interest income will be reduced due to expected lower production levels and an expected higher percentage of sold loans to loan originations;

      - Servicing Income - The servicing rights will be sold on all existing and future consumer loan production; therefore, although there will continue to be gains from sale of servicing rights, there will be a significant reduction in future servicing income; and

      - Operating costs - Due to the reduction in work force, elimination or curtailment at certain facilities, the Company's operating costs will be substantially decreased.

FINANCIAL CONDITION
   SEPTEMBER 30, 1998

      Loans held for sale increased to $1.9 billion at September 30, 1998, compared to $1.6 billion at September 30, 1997. The increase can be attributed to the Company's inability to securitize approximately $500.0 million in High LTV Loans during September 1998, as more fully discussed in "- Results of Operations." During the nine months ended September 30, 1998, the Company originated $4.2 billion, securitized $2.8 billion, and sold $1.1 billion, on a whole loan basis, of consumer loans.

      Management makes estimates and assumptions regarding the value of the interest only strips ("I/O Strips") at the time of each securitization and at each subsequent balance sheet date. The primary assumptions used to estimate the value of the I/O Strips are default and prepayment rates, along with an appropriate discount rate. The prepayment and default rates are estimated based on analysis of past experience and expectations for future performance. The combined prepayment and default assumptions were increased during the September 1998 quarter based on management's assessment of recent prepayment and loss experience. The discount rate is determined based on the securitization structure, the over-collateralization levels, interest rate fluctuations and market volatility. Such assumptions represent management's best estimate based upon current conditions. Increased competition, continued periods of low interest rates, general economic conditions and other factors such as the risks and uncertainties described in the Company's Current Report on Form 8-K, dated December 19, 1996, could result in actual performance differing materially from those estimates.

      The Company's I/O Strips increased to $529.8 million at September 30, 1998, compared to $456.1 million at September 30, 1997, an increase of $73.7 million or 16.2%. As of September 30, 1998, the Company recorded a $27.0 million net decrease in the fair value of its I/O Strips. This adjustment consists of a $43.1 million other than temporary impairment on four of the Company's older I/O Strips, recorded in the income statement, and $16.1 million of unrealized losses removed from the valuation allowance for unrealized gains and losses on I/O Strips, which is recorded as part of stockholders' equity. Additional I/O Strip activity includes the recognition of the fair value of the I/O Strips from securitizations completed during the period, offset by amortization. As of September 30, 1998, the carrying value of the recorded I/O Strips reflects their estimated fair value.

      Total stockholders' equity at September 30, 1998 was $507.4 million, compared to $430.1 million at September 30, 1997, an increase of $77.3 million or 18.0%. During the nine months ended September 30, 1998, the Company reported a total comprehensive loss of $26.7 million. The Company has issued approximately $57.5 million of common stock during the nine-month period ended September 30, 1998. In August 1998, holders of $31.4 million of its convertible subordinated notes converted those notes into equity. As compensation for the early extinguishment of the notes, the holders received an additional $1.8 million in common stock.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1997

      The Company's total revenues were flat at $208.4 million during its September 1998 quarter, compared to its September 1997 quarter. Total revenue was largely affected by the gain on securitized loan sales, net, which decreased by $70.3 million or 76.6%. This decrease was offset by increases in almost all other revenue categories, most notably interest income on loans held for sale and I/O Strips, origination income and servicing income.

      Gain on securitized loan sales, net, decreased to $21.5 million in the September 1998 quarter, compared to $91.8 million in the September 1997 quarter, a decrease of $70.3 million or 76.6%. Gain on securitized loan sales, net, in each quarter was affected by both the size of the securitizations and changes in assumptions used in the valuation of the I/O Strips. Such changes in assumptions were reflective of changes in the market for related securities, as well as collateral performance. During the September 1998 quarter, the Company securitized $672.0 million of High LTV Loans, compared to $833.4 million in the September 1997 quarter. The Company was unable to complete a planned $500.0 million High LTV Loan securitization due to the Company's inability to fund an increased initial overcollateralization deposit, which were not required in FIRSTPLUS' securitization program since March 1997, including its August 1998 securitization. This increase in required initial overcollateralization levels are a result of the unsettled nature of the asset-backed and other capital markets as a whole.

      During the September 1998 quarter, the Company used a discount rate of approximately 19.46% to value its I/O Strips, taking into account all cash flows that will revert to the Company, from its securitizations completed during the September 1998 quarter. The resulting gain on securitized loan sales, net, as a percentage of the loans securitized and sold was 3.2% and 11.0% for the quarters ended September 30, 1998 and 1997, respectively. Other assumptions used in assessing the fair value of the I/O Strips created during the September 1998 quarter included an all-in proprietary prepayment curve reaching an approximate 20% CPR in month 18, including proprietary default curves (resulting in an involuntary prepayment curve of 4.15%).

      Interest income increased to $74.8 million in the September 1998 quarter, compared to $65.2 million in the September 1997 quarter, an increase of $9.6 million or 14.7%. The increase in interest income was primarily attributable to an increase in the average loans held for sale balance. Loans held for sale as of September 30, 1998 were $1.9 billion, compared to $1.6 billion at September 30, 1997.

      Interest income on the Company's I/O Strips increased to $30.0 million in the quarter ended September 30, 1998, compared to $13.0 million in the quarter ended September 30, 1997, an increase of $17.0 million or 130.8%. This increase was the result of the Company's larger average I/O Strip balance during the September 30, 1998 quarter and an increased yield. I/O Strips as of September 30, 1998 were $529.8 million, compared to $456.1 million as of September 30, 1997.

      Origination income increased to $47.1 million in the quarter ended September 30, 1998, compared to $16.0 million in the quarter ended September 30, 1997, an increase of $31.1 million or 194.4%. This increase was the result of the Company's continuing shift toward direct to consumer originations, which accounted for 59.6% of High LTV Loan originations, compared to 26.5% a year earlier. Origination fees are deferred when collected and subsequently recognized when the loans are sold. The Company collected and deferred approximately $52.3 million of loan origination fees during the September 1998 quarter.

      Servicing income increased to $14.7 million in the quarter ended September 30, 1998, compared to $7.8 million in the quarter ended September 30, 1997, an increase of $6.9 million or 88.5%. This increase was primarily a result of the increase in the Company's securitized loan portfolio, which increased to $6.0 billion at September 30, 1998, compared to $3.1 billion at September 30, 1997.

      Total pre-tax operating expenses, which include salaries, employee benefits, advertising, marketing, servicing and other operating expenses, increased to $140.0 million in the quarter ended September 30, 1998, compared to $82.1 million in the quarter ended September 30, 1997, an increase of $57.9 million or 70.5%. The increase in operating expenses during the quarter ended September 30, 1998, was due to marketing personnel and infrastructure costs associated with the Company's continued efforts to significantly increase its High LTV and B/C direct to consumer lending platforms.

      Interest expense for the quarter ended September 30, 1998 increased to $40.3 million, compared to $31.7 million for the quarter ended September 30, 1997, an increase of $8.6 million or 27.1%. The increase primarily related to the Company's overall increase in the warehouse facilities and term line borrowings, which supported both loan volume growth and expanding operations.

      The Company's provision for possible credit losses on loans held for sale increased to $22.9 million for the quarter ended September 30, 1998, compared to $14.3 million for the quarter ended September 30, 1997, an increase of $8.6 million or 60.1%. The 30-day and over delinquency rate for the managed loans portfolio of 2.6% as of September 30, 1998 increased to 2.5% as of September 30, 1997. Gross servicing portfolio defaults, before recoveries and insurance recoveries received on Title I loans, equaled $46.6 million or 0.60% of the September 30, 1998 average quarterly loan portfolio.

      In addition to the $43.1 million impairment of I/O Strips, the Company recorded $58.1 million in lower of cost or market and fair value adjustments related to its loans held for sale portfolio, certain retained certificates representing interests in loans and certain servicing assets. The secondary market for the Company's consumer loans decreased in September 1998, such that the fair value was less than the carrying value. The adjustments principally related to the Company's wholesale loans generated by the correspondent division. The servicing asset was adjusted based on the proposed terms of the Strategic Alliance.

      The Company recorded significant charges related to the restructuring of its operation and the conversion of its convertible subordinated notes totalling $36.2 million in the quarter ended September 30, 1998. The restructuring plan resulted in an immediate work force reduction of approximately 1,700 employees and the closure of certain operations. Accordingly, the Company recorded a charge of $33.0 million in the quarter ended September 30, 1998 relating to writing down the value of leasehold improvements, closing facilities, and writing down the value of assets associated with exited businesses. The Company publicly announced its restructuring plan and notified impacted employee groups in October 1998. Accordingly, severance-related charges, presently estimated at $10.0 million, pre-tax, will be recorded during the December 1998 quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1997

      The Company's total revenues increased to $609.3 million during the nine months ended September 1998, compared to $500.6 million in the nine months ended September 30, 1997, an increase of $108.7 million or 21.7%. During the nine months ended September 30, 1998, the Company's percentage of revenue other than gain on securitized loan sales increased to 82.5%, compared to 52.4% in the nine months ended September 30, 1997. The increase is related to the growth of the Company's loan portfolio and direct to consumer loan originations.

      Gain on securitized loan sales, net, decreased to $107.0 million in the nine months ended September 30, 1998, compared to $238.3 million in the nine months ended September 30, 1997, a decrease of $131.3 million or 55.1%. Gain on securitized loan sales, net, in the nine-month period was affected by both the size of the securitizations and changes in assumptions used in the valuation of the I/O Strips. Such changes in assumptions were reflective of changes in the market for related securities, as well as collateral performance. During the nine months ended September 30, 1998, the Company securitized almost $3.0 billion of High LTV Loans, compared to $2.0 billion in the nine months ended September 30, 1997. The resulting gain on securitized loan sales, net, as a percentage of the loans securitized and sold was 3.4% and 11.9% for the nine months ended September 30, 1998 and 1997, respectively.

      Interest income increased to $217.6 million in the nine months ended September 30, 1998, compared to $150.3 million in the nine months ended September 30, 1997, an increase of $67.3 million or 44.8%. The increase in interest income was primarily attributable to an increase in the average loans held for sale balance. Loans held for sale as of September 30, 1998 were $1.9 billion, compared to $1.6 billion as of September 30, 1997.

      Interest income on the Company's I/O Strips increased to $78.7 million in the nine months ended September 30, 1998, compared to $24.2 million in the nine months ended September 30, 1997, an increase of $54.5 million or 225.2%. This increase was primarily the result of the Company's larger average I/O Strip balance and an increased yield during the nine months ended September 30, 1998. I/O Strips as of September 30, 1998 were $529.8 million, compared to $456.1 million as of September 30, 1997.

      Origination income increased to $122.3 million in the nine months ended September 30, 1998, compared to $37.8 million in the nine months ended September 30, 1997, an increase of $84.5 million or 223.5%. The increase was the result of the Company's increasing direct to consumer loan originations.

      Servicing income increased to $38.6 million in the nine months ended September 30, 1998, compared to $17.8 million in the nine months ended September 30, 1997, an increase of $20.8 million or 116.9%. This increase was a result of the increase in the Company's securitized loan portfolio, which increased to $6.0 billion at September 30, 1998, compared to $3.1 billion at September 30, 1997.

      Total pre-tax operating expenses, which include salaries, employee benefits, advertising, marketing, servicing and other operating expenses, increased to $357.5 million in the nine months ended September 30, 1998, compared to $188.9 million in the nine months ended September 30, 1997, an increase of $168.6 million or 89.3%. The increase in operating expenses during the nine months ended September 30, 1998, was due to marketing costs associated with the Company's continued efforts to significantly increase its High LTV and B/C direct to consumer lending platforms, its originations from its direct to consumer lending division, professional fees primarily associated with improving its information technology and increases in servicing-related personnel.

      Interest expense for the nine months ended September 30, 1998 increased to $113.7 million, compared to $78.8 million for the nine months ended September 30, 1997, an increase of $34.9 million or 44.3%. The increase primarily related to the Company's overall increase in the warehouse and repurchase facilities and term line borrowings, which supported both loan volume growth and expanding operations.

      The Company's provision for possible credit losses on loans held for sale increased to $56.1 million for the nine months ended September 30, 1998, compared to $40.0 million for the nine months ended September 30, 1997, an increase of $16.1 million or 40.3%. The increase is the result of an increased loans held for sale portfolio.

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

      Historically, the Company has utilized its securitization program and repurchase agreements with banks and investment banks as its two main sources to finance its operations. The repurchase agreements allow the Company to borrow against its loans (commonly known as a warehouse facility) and I/O Strips and receivable from trust (known as term line facilities). Adequate credit facilities and other sources of funding, which permit the Company to fund its operating cash requirements and to securitize or sell loans in the secondary market, are essential for the continuation of the Company's ability to originate and purchase loans. After utilizing available working capital, the Company borrows on its warehouse agreements to fund its loan originations and purchases and repays these borrowings as the loans are repaid or sold. Upon the securitization or sale of loans and the subsequent repayment of the borrowings, the Company's working capital and warehouse facilities again become available to fund additional loan originations and purchases.

      As of September 30, 1998, the Company had $1.6 billion outstanding on warehouse facilities. The terms of the warehouse agreements allow the loans to remain in the facilities before the Company is required to repurchase the loans for periods that range from 90 to 330 days. Historically, the Company met these obligations by obtaining permanent funding for these loans through its securitization program. However, during September 1998 and continuing into October and November 1998, the Company and certain other asset-backed and mortgage-backed securitizors experienced significant reductions in liquidity due to the inability to complete securitizations. Hedge funds, some of which were significant buyers of asset-backed and mortgage-backed investments, were required by their lenders to liquidate substantial portions of their portfolios, thereby creating an overabundance of supply and, simultaneously, a reduced demand for asset-backed and mortgage-backed investments. The Company expects that any securitizations in the foreseeable future will require substantial initial overcollateralization levels.
As part of the Strategic Alliance, CCFC would be expected to arrange for, on a best efforts basis, any required initial overcollateralization levels along with any required insurance.

      Currently, the Company has not been able to find permanent financing or, alternatively, find a buyer for its consumer loans. Therefore, the warehouse facilities have either reached capacity, have been curtailed or will reach contractual maturities in the December 1998 quarter. The current capacity under its warehouse facilities that support its High LTV and B/C loan products is approximately $110.0 million, with approximately $25.0 million specifically relating to High LTV capacity. Although the Company has capacity under its facilities, the use of these facilities is restricted or limited. Specifically, the advance rate on some of the facilities is below par, which requires the Company to fund portions of loan originations from other sources. Because the Company currently funds its loan originations and operations with these facilities, their restricted use has caused the Company to experience severe liquidity shortages. As a result of these liquidity concerns, the Company may seek to complete large whole loan sales of its High LTV Loan product. During the September 1998 quarter, the Company sold $200.0 million of High LTV Loans on a whole loan basis. The Company is currently in negotiations with its banks and investment banks to reopen and extend the contractual maturities of certain funding facilities. As part of these negotiations, the Company is required to complete the sale of its servicing operations to Superior. If the Company is unable to find additional capacity under these facilities through either whole loan sales or a securitization, or is unable to secure a new source of funding, it could have a material adverse effect on the Company's results of operations and financial condition.

     In addition, the Company's largest repurchase facility is up for renewal in December 1998. As part of the negotiations with the lender, two provisions of the repurchase agreement have been changed. First, the facility has been changed from a committed facility to an uncommitted facility. Second, the minimum required market capitalization of the Company has been changed from $750.0 million to $100.0 million until the renewal date. There can be no assurances that the facility will be renewed or that it will not be materially modified or reduced in size. If the facility is not renewed or is materially modified, the Company may need to seek additional sources of funding to support its future loan originations.

      As of September 30, 1998, the Company had $189.4 million outstanding under term line facilities. The borrowings from these facilities were generally used to cover securitization and operating costs. Upon the completion of a securitization, the Company borrowed against an agreed upon value of the I/O Strips and receivable from trust. The Company has not completed a securitization since August 1998. Therefore, it has not been able to increase the borrowing base nor has it been able to borrow additional funds. The Company has also requested that its banks and investment banks establish a three-year term principal paydown schedule for certain of its term line facilities, which is also contingent upon the loan servicing sale.

      Management believes that the negotiations with its banks and investment banks will be successful, although there can be no assurance that such negotiations will be successful. Should the Company not be successful in these negotiations, the Company may lose the right to repurchase its loans held for sale, certain I/O Strips, receivable from trust and other assets pledged as collateral for these facilities and may be unable to continue funding its operations. In such an event, the banks and investment banks may elect to retain the encumbered assets at a value potentially below the carrying values recorded on the Company's balance sheet as of September 30, 1998.

     On October 16, 1998, the Company received a $15.0 million bridge loan from CCFC, which pays interest at a rate of prime plus 1.0%. Originally, the bridge loan was due 30 days from issuance. As part of the negotiations for the sale of the servicing operations, the Company and CCFC are negotiating the extension of the term of the bridge loan. If the closing is significantly delayed, CCFC, at its sole discretion, may call the note due immediately. As collateral for the bridge loan, the Company pledged to CCFC a security interest in FIRSTPLUS Bank.

     On October 20, 1998, the U.K. loan and servicing operations were sold for approximately $13.0 million and the proceeds were used for general corporate purposes and funding of new loan originations. In addition, the Company is attempting to sell its consumer finance company and conforming first lien loan branches. Management hopes to complete these sales by the end of the year or early part of 1999 and use the proceeds from these future dispositions for general corporate purposes, funding of new loan originations or paying down existing debt obligations.

     On April 23, 1998, the Company closed its first net interest margin transaction ("NIMS"). The Company secured $150 million of bonds with I/O Strips from its 1996-4, 1997-1, 1997-2, 1997-3 and 1997-4 High LTV Loan
securitizations, a limited portion of servicing fees from those securitizations to be earned, and a $30 million demand note. The bonds carry a coupon of 8.5% and were sold at 99.55% of par for a bond equivalent yield of approximately 8.87%. The funds received from the bonds were used to pay down the term lines facilities related to each securitization. The debt service of these bonds is paid from the excess residual income of the I/O Strips and receivable from trust and the previously mentioned servicing fees. If the excess residual income and servicing fees are not sufficient to meet scheduled debt service requirements, the bondholders have the right to call the $30.0 million demand note, with the remaining portion of the debt being unsecured. As the bonds are secured by the excess residual income of I/O Strips, the bonds have significant prepayment risk. If prepayment and default rates are faster than anticipated, the excess residual income may not be sufficient to cover debt service of the bonds. As of September 30, 1998, the outstanding balance of the bonds was $139.5 million. The bonds are currently ahead of the minimum debt service requirements.

      Historically, the Company has operated on a negative operating cash flow basis. The Company's operations used $306.3 million during the nine months ended September 30, 1998, compared to $930.0 million during the nine months ended September 30, 1997. The cash used in operations is primarily related to loan originations, the cost of an enlarged infrastructure and employee base, advertising and other marketing costs associated with the increased direct to consumer loan originations and the costs that accompany the Company's securitization strategy. The Company's investing activities used cash of $53.9 million during the nine months ended September 30, 1998, compared to provided cash of $14.5 million in the nine months ended September 30, 1997. Financing activities provided cash of $374.5 million for the nine months ended September 30, 1998, compared to $990.4 million in the nine months ended September 30, 1997. The cash provided by financing activities was primarily due to borrowings related to the warehouse, repurchase, time deposits and term line facilities, net of repayments, which have been used to fund loan originations, working capital and securitization costs. Following the curtailment of the Company's correspondent division, the amount of loan premiums paid will be substantially less than historic levels. Therefore, the Company should experience an improvement in operating cash flows.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      On October 23, 1998, the FASB issued a draft guide, in question and answer format, entitled: "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Questions and Answers, Second Edition" (the "draft Q&A"). The draft Q&A indicates that two methods have arisen in practice for accounting for credit enhancements, items which the Company records as I/O Strips and receivable from trust. These methods are the cash-in method and the cash-out method. The cash-in method treats credit enhancements (pledged loans or cash) as belonging to the Company. As such, the receivable from trust is recorded at face value. The cash-out method treats credit enhancements as assets owned by the related securitization trusts. As such, the receivable from trust cash flows are treated as part of the I/O Strip and the combined I/O Strips and the receivable from trust cash flows are recorded at a discounted value for the period between when the cash is collected by the trust and released to the Company. The draft Q&A indicates that the cash-out method should be used to measure the fair value of credit enhancements, including subordinated I/O Strips. The draft Q&A remains subject to a comment period and further amendments prior to becoming effective and applicable to the Company in its final form.

      The Company has historically used the cash-in method to account for its I/O Strips and receivable from trust. Management has not determined the ultimate impact the adoption of this draft Q&A will have, but believes it will be material to the Company.

YEAR 2000 READINESS DISCLOSURE STATEMENT

      The "Year 2000" issue refers to the phenomenon whereby computer programs, having been written using two digits rather than four to define the applicable year, may erroneously recognize a date using "00" as the year 1900 rather than the year 2000. This error could potentially result in systems failures or miscalculations that cause disruptions of business operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

      In preparation for the year 2000, the Company has implemented a Year 2000 Program to inventory, assess and renovate its critical systems for loan origination and servicing, telemarketing, consumer credit, securitization, payroll, human resources and facilities operations. The major phases of the Year 2000 Program are the Inventory, Assessment, Remediation and Testing, and Business Contingency Planning phases. The Company's goal is to achieve Year 2000 mitigation of its mission-critical systems by December 31, 1998.

      During the Inventory phase, an outside consultant gathered and organized applications, networks, distribution computing and infrastructure profiles and data in order to determine the size, scope and complexity of the Company's exposure to Year 2000 problems. The Inventory phase was completed during the quarter ending September 30, 1998. The results of the Inventory phase are being used to develop an approach to mitigating the Company's Year 2000 problems.

      In the Assessment phase, the Company hired an outside consultant to perform a Year 2000 compliance assessment of the Company's hardware, software and firmware at various locations and to deliver a comprehensive report of areas of exposure and recommended solutions for compliance for the Company's business critical applications. This phase is expected to be completed during the quarter ended December 31, 1998.

      During the Remediation and Testing phase, the Company will upgrade several servers and take other actions that were identified as necessary during the Inventory and Assessment phases. The Company then will test business-critical systems for ability to process dates. This phase was approximately 10% complete through the end of the quarter ending September 30, 1998, and, assuming that the sale of the Company's servicing operations takes place, this phase is expected to be completed during the quarter ending September 30, 1998. In the event that the sale of the servicing operations does not occur, significant remediation or replacement of the software currently used in the servicing operations will be required. Such remediation or replacement of the servicing software likely would not be completed until sometime in 1999.

      In the Business Contingency Planning phase, the Company will develop contingency plans to address unexpected issues or failures that may arise as a result of Year 2000 related failures. The business contingency plan will take an approach that complements the Company's existing Disaster Recovery Planning Process. The Company expects its contingency plans to be completed in the first quarter of 1999.

         The Company has initiated formal communications with outside vendors in order to assess the extent to which the Company's upgraded systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. The

Company has received compliance statements from key vendors and will verify these compliance claims as appropriate. The assessment is ongoing and is expected to be completed in conjunction with the completion of the business contingency plan. The failure of key vendors to remedy their own Year 2000 issues could have a material impact on the operations of the Company.

      The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

      The Company presently estimates its cost for its Year 2000 Program at $6.2 million. Of this amount, approximately $1.55 million, or 25%, was spent as of September 30, 1998. If the sale of the Company's servicing operations is completed, the estimated costs for the Year 2000 Program should decrease.

FORWARD LOOKING STATEMENTS

      The above statements contained in this Form 10-Q that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this press release could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: short-term interest rate fluctuations, level of defaults and prepayments, general economic conditions, competition, government regulation and possible future litigation, as well as the risks and uncertainties discussed in the Company's Current Report on Form 8-K, dated December 19, 1996, including without limitation, the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

PART II.   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           On July 22, 1998, a class action lawsuit entitled MACK ET AL. V. FIRSTPLUS FINANCIAL, INC. ET. AL. was filed against FIRSTPLUS FINANCIAL, INC. by employees of FIRSTPLUS FINANCIAL, INC., alleging breach of contract, improper wage deductions, violations of the Fair Labor Standards Act and invasion of privacy. In August 1998, the case was dismissed without prejudice by the United States District Court for the Central District of California, which referred the employee claims to arbitration for resolution. Plaintiffs have petitioned the Orange County, California Superior Court for class-wide and/or consolidated arbitration proceedings, which FIRSTPLUS FINANCIAL, INC. is vigorously opposing.

           On August 4, 1998, a consumer class action suit entitled KAHLER v. FIRSTPLUS FINANCIAL, INC., et al, was filed against FIRSTPLUS FINANCIAL, INC., alleging violations of federal statutes including Real Estate Settlement Act, Truth in Lending Act, and Uniform Unfair Trade Practices Act in connection with upcharging appraisals and credit reports. The case has been removed to the United States District Court for the Central District of California and has not received class action certification. The Company is vigorously defending such lawsuit.

           On October 12, 1998, LIFE Financial Corp. terminated the agreement and plan of merger between itself and the Company. On October 19, 1998, LIFE Financial Corp. filed a complaint in the United States District Court, Northern Districts of Texas, Dallas Division against the Company alleging breach of the agreement and plan of merger and seeking unspecified monetary damages. The Company believes the suit is without merit and intends to vigorously defend the suit.

           On October 30, 1998, a complaint was filed in the United States District Court, Northern District of Texas, Dallas Division, on behalf of Evan Linnett and Lynne H. Sinay, stockholders of the Company, and all others similarily situated, against the Company, and against Mr. Phillips, Mr. Green and Mr. Benac, individually. On October 30, 1998, a complaint was filed in the United States District Court, Northern District of Texas, Dallas Division, on behalf of Robert A. Staub, a stockholder of the Company, and all others similarily situated, against the Company, and against Mr. Phillips, Mr. Green and Mr. Benac, individually. On November 6, 1998, a complaint was filed in the United States District Court, Northern District of Texas, Dallas Division, on behalf of Robert Aldoroti, Gilbert M. Carson and G.M. Carson, Inc., stockholders of the Company, and all others similarily situated, against the Company, and against Mr. Phillips, Mr. Green and Mr. Benac, individually. On November 6, 1998, a complaint was filed in the United States District Court, Northern District of Texas, Dallas Division, on behalf of Robert DiPippo and Robert Ziatz, stockholders of the Company, and all others similarily situated, against the Company, and against Mr. Phillips, Mr. Green and Mr. Benac, individually. On November 6, 1998, a complaint was filed in the United States District Court, Northern District of Texas, Dallas Division, on behalf of Marilyn Mandel, a stockholder of the Company, and all others similarily situated, against the Company, and against Mr. Phillips, Mr. Green and Mr. Benac, individually. On November 12, 1998, a complaint was filed in the United States District Court, Northern District of Texas, Dallas Division, on behalf of Twin Plus LLC and Trust Advisors Equity PLS LLC, stockholders of the Company, and all other similarily situated individuals, against the Company, and against Mr. Phillips, Mr. Green and Mr. Benac, individually. Each of these suits alleges that the Company and the individual defendants made misleading and false public statements in various press releases and public filings in violation of the federal securities laws. The plaintiffs in each of these class action lawsuits are seeking unspecified monetary damages. The Company intends to vigorously defend these lawsuits.

           The Company is also aware that other, similar lawsuits have been or are in the process of being filed against the Company and certain of its officers and directors. The Company intends to vigorously defend any such lawsuits.

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

FIRSTPLUS Financial Group, Inc.
(Registrant)

by: /s/  William P. Benac
    ---------------------------------------------------------
    William P. Benac
    Chief Financial Officer
    (Principal Financial Officer and Duly Authorized Officer)
date:  November 17, 1998