Form 10KSB
period 2004-12-31
FIRSTPLUS FINANCIAL GROUP INC
filed 2005-09-22
CIK 1000368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                   -------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _____________

Commission file number 0-27750
                       -------

                         FIRSTPLUS Financial Group, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

Nevada                                                        75-2561085
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

       0-27750
--------------------------------------------------------------------------------
(Commission File Number)

5100 North O'Connor Blvd., 6th Floor
Irving, Texas                                                 75039
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (214) 231-7600
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year:     $0.

Aggregate market value of Registrant's voting and non-voting common equity held by non-affiliates: Currently no trading market

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 28, 2005, the issuer had 45,340,090 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

GENERAL NOTE

         Except where otherwise stated, references in this document to "us," "we," "FPFG" or "the Company" refer to FIRSTPLUS Financial Group, Inc. ("FIRSTPLUS"). This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives, as well as in our expectations, assumptions, estimates and projections about our business and industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report.

         Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "projects" or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based upon our current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         FIRSTPLUS Financial Group, Inc. (the "Company") was incorporated in 1994 in the State of Nevada. The Company was a diversified consumer finance company that originated, serviced, and sold consumer finance receivables. The Company operated through various subsidiaries until 1998 when macroeconomic factors adversely affected financial markets and largely destroyed the industry's access to the capital markets. Without access to working capital, the Company's ability to provide consumer-based products evaporated and, like virtually all its competitors, it saw its business liquidated to satisfy obligations. The Company's principal operating subsidiary, FIRSTPLUS Financial, Inc. ("FPFI"), engaged in the business of originating, purchasing, marketing and servicing home equity loans. Prior to the collapse of the financial markets, its primary loan product was a credit consolidation or home improvement loan, which was generally secured by a second lien on real property (commonly referred to as a "high loan to value" or "HLTV" loan). Over the course of many years, FPFI originated billions of dollars of loans. By 1998, FPFI had attained a market leadership position in the HLTV loan business.

         In March 1999, two of the Company's wholly-owned subsidiaries, FPFI, and FIRSTPLUS Special Funding Corp., filed for reorganization under Chapter 11 of the United States Bankruptcy Code. FIRSTPLUS Special Funding Corp. was a special purpose entity formed to facilitate certain borrowings by FPFI. The filing was made in the United States Bankruptcy Court for the Northern District of Texas in Dallas. Neither the Company, nor any of its other subsidiaries, sought bankruptcy protection.

         Although the Company was not subject to any bankruptcy proceedings, it had no income producing activities and was dependent on its subsidiaries to fund its obligations. FPFI was severely limited in its ability to provide funds to the Company as a result of the bankruptcy filing. The Company's other significant operating subsidiary at the time, Western Interstate Bancorp ("WIB"), was limited in its ability to release funds to the Company due to its debt covenant restrictions. Additionally WIB's main operating company, a FDIC-insured industrial loan company, FIRSTPLUS Bank, was also limited in the amount of funds that it could release by way of dividends or intercompany loans due to regulatory restrictions. These limitations caused the Company and its other subsidiaries to experience liquidity issues similar to FPFI.

         The liquidity issues leading to the FPFI's bankruptcy filing and the subsequent lack of operations and sources of income of the Company required significant focus by senior management of the Company. Additionally, senior management concentrated on related strategic issues such as negotiating with lenders and creditors, finding new sources of financing, and reorganizing and recapitalizing the Company. The resources available to the Company have been limited by the liquidity issues and the downsizing of the Company and its operations.

         Primarily due to lack of funds, the Company has for the most part been in a dormant capacity for the past several years. The Company currently has one employee, its President and Chief Executive Officer, Mr. Jack (J.D.) Draper. Mr. Draper does not have an employment agreement with the Company. Since 1999, the Company has managed to avoid bankruptcy by negotiating with creditors and utilizing the anticipated but uncertain cash flow from an allowed unsecured claim against FPFI, more commonly known as the FPFG Intercompany Claim. The Company's management has withstood the pressure from creditors and avoided bankruptcy primarily by assigning portions of the FPFG Intercompany Claim to various creditors. However, the Company has maintained that one of its strategies has been to create value in the Company so that its prospects are enhanced for the future. The Company has been active in seeking a platform for operations and has pursued several opportunities; however those opportunities were abandoned when the transactions did not meet the expectations of the Company after further examination and the Company learned of opposition to those transactions by certain shareholders.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's executive offices are shared with the facilities leased by Capital Lending Strategies, LLC ("Capital Lending"), which incurs the cost and full responsibility of the lease. There is no formal agreement between the Company and Capital Lending with respect to the lease arrangement.

ITEM 3.  LEGAL PROCEEDINGS.

         Bankruptcy of FirstPlus Financial, Inc.

         Prior to 1998, the Company operated its business through those subsidiaries with success until 1998 when macroeconomic factors adversely affected financial markets and largely destroyed the industry's access to the capital markets. Without access to working capital, the ability of the Company to provide consumer-based products evaporated and, like virtually all its competitors, it saw its business liquidated to satisfy obligations. The Company's largest subsidiary was FPFI, a company that engaged in the business of originating, purchasing, marketing and servicing home equity loans. Prior to the collapse of the financial markets, its primary loan product was a credit consolidation or home improvement loan, which was generally secured by a second lien on real property (commonly referred to as a "high loan to value" or "HLTV" loan). Over the course of many years, FPFI originated billions of dollars of loans.

         FPFI's business depended on its ability to securitize or sell the HLTV loans in the secondary market in order to generate cash proceeds to repay warehouse lines of credit, fulfill repurchase obligations and for new originations and loan purchases. The value of and market for FPFI's loans were dependent upon a number of factors, including general economic conditions, interest rates and governmental regulations. Starting in mid-1998, a prolonged, substantial reduction in the size of the secondary market for loans of the type originated or purchased by FPFI adversely affected its ability to securitize or sell loans with a consequent adverse impact on its ability to continue to originate and purchase loans. Due to the disappearance of the secondary market, which destroyed the HLTV loan market and FPFI's business, FPFI filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

         FPFI's plan of reorganization was confirmed on April 7, 2000 by the United States Bankruptcy Court, Northern District of Texas, Dallas Division. The plan of reorganization provided for the creation of the FPFI Creditor Trust (the "Creditor Trust") to facilitate implementation of the plan of reorganization, to hold trust assets for the benefit of the beneficiaries, to resolve claims, to make distributions in accordance with the plan of reorganization and to provide various administrative services related to the Creditor Trust and the implementation of the plan of reorganization. Under the plan of reorganization, the Company still owns FPFI but may not transfer its interest in FPFI until the Creditor Trust terminates. However, the Creditor Trust trustee is the sole officer and director of FPFI. In addition, the stock was to be transferred to a voting trust whereby the voting trust would have the sole power to hold and vote the stock. As a result, the Company has very little influence over FPFI or the Creditor Trust's assets.

         In the plan of reorganization, the Company was able to resolve many of its own creditor claims through the plan of reorganization. In addition, the Company received the FPFG Intercompany Claim as a general unsecured claim in an amount that was not to be less than $50 million. By being a holder of the FPFG Intercompany Claim, the Company became a beneficiary of the Creditor Trust. Under the plan of reorganization, the Company would only receive distributions as a beneficiary of the Creditor Trust from payments on the FPFG Intercompany Claim based on a previous series of securitized loan pools that had been sold in the marketplace. At that time, the amount and timing of cash flow from residuals was completely unknown. The Company has no operations with respect to, or any control over, the securitized loans.

         To settle other claims asserted against it, the Company assigned portions of the FPFG Intercompany Claim to various creditors. Consistent with the plan of reorganization, in settlement of the claims of the holders of the Company's 7.25% Convertible Subordinated Notes due 2003, the bondholders received an instrument representing the right to receive an assignment of 25% of the FPFG Intercompany Claim, permitting the bondholders to become a direct beneficiary of the Creditor Trust, and an agreement to instruct the Creditor Trust to make two payments to the bondholders of $1,428,000 based on certain conditions. The bondholder settlement was consummated in June 2001. Two of the bondholders also received agreements allowing them to convert portions of their new interest into an aggregate of 5,555,000 shares of the Company's common stock.

         At the closing of the plan of reorganization, in settlement of claims of Paine Webber Real Estate Securities Inc. ("Paine Webber"), the Company assigned a 22% interest in the FPFG Intercompany Claim to Paine Webber allowing Paine Webber to become a direct beneficiary of the Creditor Trust. The Paine Webber claim has been settled, and the Company recovered the assignment from Paine Webber in August 2005.

         The Company has agreed to pay 1.86% of the distributions it receives, up to an aggregate amount of $931,000, on the FPFG Intercompany Claim to Thaxton Investment Corporation ("Thaxton"). The amounts payable to Thaxton are based on a settlement of disputes concerning the purchase price paid by Thaxton to FirstPlus Consumer Finance, Inc. ("Consumer Finance"), then a subsidiary of the Company, pursuant to the sale of all of the assets of Consumer Finance to Thaxton in 1999.

         The Company has previously discussed with other creditors settlement of various claims by assignment of portions of the FPFG Intercompany Claim. Since the bankruptcy proceedings, the FPFG Intercompany Claim had been the only substantial asset of the Company and the only source of potential payment for its obligations. Negotiations with other parties have been dormant in recent years; however, there is no assurance that there are no additional parties who may assert claims with respect to the FPFG Intercompany Claim. The Company has booked a valuation reserve of $2.9 million against the amount set aside for potential creditors claims.

         There can be no assurance as to the ultimate value of the FPFG Intercompany Claim or the timing of distributions on the FPFG Intercompany Claim.

         Class Action Securities Litigation

         In October 1998, several class action lawsuits alleging violations of federal securities laws were filed in the United States District Court for the Northern District of Texas. These lawsuits were consolidated as In re: FirstPlus Financial Group, Inc. Securities Litigation (the "Class Action"). The Class Action named the Company and certain officers and directors as defendants. The Class Action alleged, among other things, that the defendants issued false and misleading financial statements, press releases and other statements regarding the Company's financial condition during a time period between August 1996 and November 1998. During the course of the Class Action, the defendants strenuously denied the allegations asserted by the plaintiffs, and without admitting any wrongdoing or liability, the defendants entered into a settlement with the plaintiffs in July 2003.

         In October 2003, the United States District Court for the Northern District of Texas held a fairness hearing regarding the settlement of the Class Action where the court approved the settlement of the class action as fair, reasonable and adequate to the members of the class and directed the parties to consummate the settlement. Following the fairness hearing, the court entered its Order and Final Judgment and order of dismissal of the actions with prejudice. Therefore, the Order and Final Judgment should preclude any other lawsuits by shareholders with respect to the allegations set forth in the class action securities lawsuit. The Company completed the final steps to consummate the settlement on November 24, 2003, the effective date of the settlement.

         The settlement agreement provided for a cash settlement of $5 million to be paid into an interest bearing account maintained by the plaintiff's co-lead counsel in escrow. The settlement agreement also provided for the Company to assign its rights to distributions of cash and property based on a portion of its ownership interests in Capital Lending to the plaintiffs' co-lead counsel in escrow on behalf of the authorized claimants. The Company then owned approximately 38% of Capital Lending and agreed to make the assignment based on a 10 percent ownership interest in Capital Lending. In addition, if Capital Lending files a registration statement with the Securities and Exchange Commission covering the distribution of the ownership interest to the authorized claimants, the Company has agreed to transfer the 10% ownership interest in Capital Lending directly to the plaintiffs' co-lead counsel in escrow on behalf of the authorized claimants under the Stipulation.

         Plaintiffs' co-lead counsel received 30% of the settlement fund, which may include a portion of the assigned ownership interests in Capital Lending, excluding interest, plus approximately $394,000 in reimbursement for expenses to be funded by the settlement fund, plus interest at the rate earned on the cash portion of the settlement fund until paid.

         In connection with the Order and Final Judgment, Daniel T. Phillips, then Chief Executive Officer and Director of the Company, resigned all positions with the Company and its subsidiaries effective as of the consummation of the settlement, except as Director of the Company. Mr. Phillips has continued as a Director of the Company. J.D. Draper assumed the position of President, Chief Executive Officer and Chief Financial Officer of the Company.

         Grantor Trust Litigation

         In 2002, the Company as sole settlor and sole beneficiary established the FirstPlus Financial Group, Inc. Grantor Residual Trust (the "Grantor Trust") and assigned to the Grantor Trust the Company's remaining interest in the FPFG Intercompany Claim. The initial trustee of the Grantor Trust was George T. Davis ("Davis").

         In November 2004, the Company appointed two additional trustees for the Grantor Trust. Thereafter, those additional trustees sought to reach agreement with Davis (who remained as a trustee) concerning the distribution of funds which were beginning to flow to the Grantor Trust from the FPFI bankruptcy. Davis challenged the appointment of the additional trustees and refused to agree to a distribution proposed by the Company. The Company and the additional trustees filed suit in Texas state court in Dallas (FirstPlus Financial Group, Inc., Michael Montgomery, Jack Draper and The FirstPlus Financial Group Grantor Residual Trust v. George T. Davis and The FPFI Creditor Trust; Civil Action No. 05-02962; in the 298th District Court of Dallas County, Texas) (the "Trust Suit") seeking declaratory relief against Davis and the FPFI creditors' trust to the effect that the additional trustees had been properly appointed and were authorized to act.

         When the Company selected Davis as the initial trustee upon formation of the Grantor Trust, the Company had confidence in its appointee and also appointed Davis as Vice President of Shareholder Relations. He also was appointed to a vacant seat on the Board of Directors. The Company believed that Davis would also have the confidence of a group of shareholders with whom the Company consulted prior to the formation of the Grantor Trust, including a group of shareholders purportedly represented by Danford L. Martin.

         Distributions on the FPFG Intercompany Claim, including distributions to the Grantor Trust, became available in the fourth quarter of 2004. Prior to the actual distribution of funds to the Grantor Trust, a dispute arose with Davis concerning the validity of the Company's appointment of additional trustees for the Grantor Trust. Because this unresolved issue led to uncertainty on the part of the Creditor Trust as to who could properly direct the distribution of funds to the Grantor Trust, the Creditor Trust requested that the bankruptcy court take custody of the funds and resolve the trustee issue. The bankruptcy court determined, however, that it did not have jurisdiction to resolve that dispute and dismissed the Creditor Trust's request. Immediately thereafter, the Company initiated the Trust Suit in Texas state court. That action remains pending, and while funds totaling approximately $7.9 million are currently available for distribution by the Creditor Trust to the Grantor Trust, no such funds have actually been distributed to the Grantor Trust due to the dispute over the trustee issue.

         When it appeared that payments on the FPFG Intercompany Claim were about to commence, Davis began making unfounded allegations against the well-respected trustee of the Creditor Trust, with whom the Company believes it otherwise has a good relationship. The allegations were unsupported factually but continued to be lodged by Davis. The Company believes that these accusations were contrary to the interests of the Grantor Trust in that the trustee of the Creditors Trust is the person who processes all payments to the Grantor Trust on account of the FPFG Intercompany Claim.

         Further, as the commencement of payments on the FPFG Intercompany Claim appeared imminent, the Board of Directors sought confirmation from Davis that creditors holding valid claims against the Company would not be ignored and would be paid as distributions on the FPFG Intercompany Claim were received as required by the trust agreement governing the Grantor Trust. Davis refused to provide that confirmation to the Board of Directors and took no steps to adequately plan for the payment of creditor claims.

         In light of Davis' behavior concerning the Grantor Trust's sole source of revenue and disregarding the need to pay creditors with valid claims, the Board of Directors believed that appointing two additional trustees to the Grantor Trust would improve relations with the Creditor Trust and ensure that provisions for the creditors of FirstPlus would be made. The Company did not remove Davis as trustee at that time.

         Upon the appointment of the two additional trustees, they began to develop a plan for a distribution to shareholders with adequate provisions for creditors. In an effort to resolve the dispute between the additional trustees and Davis, the additional trustees proposed an immediate distribution to the Grantor Trust, followed by a $3.5 million distribution to the shareholders which the additional trustees agreed would not affect the determination of the issues in the Trust Suit. Davis has continued to object to any distribution to shareholders unless he can be designated as the sole party to have access and control over the funds held by the Grantor Trust. In this regard, the Grantor Trust, acting through a majority of the trustees, attempted to reach an agreement with Davis to make a distribution to shareholders.

         While that action was pending, the Company, as settlor of the Grantor Trust, terminated Davis for cause pursuant to the terms of the trust agreement governing the Grantor Trust and appointed a successor trustee. Davis has sought declaratory relief in the Trust Suit to the effect that he has not been terminated. However, a continuation of litigation by Davis and his refusal to attempt to resolve the dispute between the trustees has amounted to a veto of the intended distribution to the shareholders.

         Special Meeting Litigation

         In March 2005, a group of Company shareholders commenced a court action, styled Danford L. Martin, et al. v. FirstPlus Financial Group, Inc., et al., in the Second Judicial District Court for the State of Nevada (the "Election Suit") to compel a shareholders' meeting and election of directors. The Company has treated the Election Suit as a valid request for meeting pursuant to the bylaws. During the hearings in the court and in discussions with the petitioners in the Election Suit, the Company has at all times insisted that the meeting and the election be conducted in accordance with all applicable laws, regulations and procedures.

         The petitioners submitted two separate plans of election that the Company believed would have, if adopted by the court, resulted in a meeting (i) without providing shareholders with customary and necessary information on the subject of the election, (ii) that would have failed to convene a quorum, (iii) that would have failed to yield a valid outcome under the Company's articles of incorporation and bylaws and applicable law, and (iv) that would have violated applicable law in numerous respects. In fact, under one of the petitioners' proposed plans of election, the solicitation of proxies and provision of information to shareholders regarding the subject of the meeting would have been expressly forbidden. The Company's position has at all times been that the shareholders should receive the required disclosures about the Company and about the persons soliciting votes, including those persons soliciting votes in opposition to the Company.

         The court has directed that a shareholders' meeting and election of directors, utilizing the proxy process, be held. The meeting is currently scheduled for November 16, 2005 in Reno, Nevada. The Company has informed the petitioners that it intends to follow applicable laws, regulations and, except to the extent otherwise expressly directed by the court, provisions of the Company's articles of incorporation and bylaws in the conduct of the meeting and the election.

         Although it was not required to do so, the Company has paid attorney's fees for the petitioners in an aggregate amount of $25,000 and has agreed to pay printing and distribution fees for petitioners' proxy materials in an amount not to exceed an aggregate of $20,000, which the parties have stipulated fully satisfies any and all requests petitioners have made or could have made in the future concerning reimbursement for petitioners' attorneys' fees and expenses associated with the Election Suit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for the Company's common stock. The Company's common stock is quoted under the symbol "FPFX" in the Pink Sheets. As of July 28, 2005, there were 1,298 shareholders of record of the Company's common stock and 45,340,090 shares issued and outstanding. The Company has not made any dividends on its common stock in the last two fiscal years. The Company has not had any revenues in the last two fiscal years. However, proposed distributions to the Company's shareholders from the Grantor Trust are discussed in Item 3, Legal Proceedings, under the heading "Grantor Trust Litigation." Distributions from the Grantor Trust are limited by the terms of the Grantor Trust's trust agreement, which forbids distributions from the trust estate to shareholders if the distribution would render the Company insolvent.

ITEM 6.  PLAN OF OPERATION.

General

         FIRSTPLUS Financial Group, Inc. (the "Company") was a diversified consumer finance company that originated, serviced, and sold consumer finance receivables. The Company operated through various subsidiaries until 1998 when macroeconomic factors adversely affected financial markets and largely destroyed the industry's access to the capital markets. Without access to working capital, the Company's ability to provide consumer-based products evaporated and, like virtually all its competitors, it saw its business liquidated to satisfy obligations. The Company's principal operating subsidiary, FIRSTPLUS Financial, Inc. ("FPFI"), engaged in the business of originating, purchasing, marketing and servicing home equity loans. Prior to the collapse of the financial markets, its primary loan product was a credit consolidation or home improvement loan, which was generally secured by a second lien on real property (commonly referred to as a "high loan to value" or "HLTV" loan). Over the course of many years, FPFI originated billions of dollars of loans. By 1998, FPFI had attained a market leadership position in the HLTV loan business.

         In March 1999, two of the Company's wholly-owned subsidiaries, FPFI, and FIRSTPLUS Special Funding Corp., filed for reorganization under Chapter 11 of the United States Bankruptcy Code. FIRSTPLUS Special Funding Corp. was a special purpose entity formed to facilitate certain borrowings by FPFI. The filing was made in the United States Bankruptcy Court for the Northern District of Texas in Dallas. Neither the Company, nor any of its other subsidiaries, sought bankruptcy protection.

         Although the Company was not subject to any bankruptcy proceedings, it had no income producing activities and was dependent on its subsidiaries to fund its obligations. FPFI was severely limited in its ability to provide funds to the Company as a result of the bankruptcy filing. The Company's other significant operating subsidiary at the time, Western Interstate Bancorp ("WIB"), was limited in its ability to release funds to the Company due to its debt covenant restrictions. Additionally WIB's main operating company, a FDIC-insured industrial loan company, FIRSTPLUS Bank, was also limited in the amount of funds that it could release by way of dividends or intercompany loans due to regulatory restrictions. These limitations caused the Company and its other subsidiaries to experience liquidity issues similar to FPFI.

         The liquidity issues leading to the FPFI's bankruptcy filing and the subsequent lack of operations and sources of income of the Company required significant focus by senior management of the Company. Additionally, senior management concentrated on related strategic issues such as negotiating with lenders and creditors, finding new sources of financing, and reorganizing and recapitalizing the Company. The resources available to the Company have been limited by the liquidity issues and the downsizing of the Company and its operations.

         Primarily due to lack of funds, the Company has for the most part been in a dormant capacity for the past several years. Since 1999, the Company has managed to avoid bankruptcy by negotiating with creditors and utilizing the anticipated but uncertain cash flow from an allowed unsecured claim against FPFI, more commonly known as the FPFG Intercompany Claim. The Company's management has withstood the pressure from creditors and avoided bankruptcy primarily by assigning portions of the FPFG Intercompany Claim to various creditors. However, the Company has maintained that one of its strategies has been to create value in the Company so that its prospects are enhanced for the future. The Company has been active in seeking a platform for operations and has pursued several opportunities; however those opportunities were abandoned when the transactions did not meet the expectations of the Company after further examination and the Company learned of opposition to those transactions by certain shareholders.

Strategic Plan

         Although the Company is not pursuing any specific opportunities at this time, it is reviewing the marketplace and its strategic plan. The areas for opportunity may include buying an existing company, merging with a growing concern or entering into a joint venture. In 2003, the Company received a substantial return on its investment in Capital Lending, a startup company which provides financial and risk services offering insured loan programs to financial institutions. In recent years, the financial services industry has seen substantial growth and the Company is confident that this trend will continue. The Company offers strong leadership with the vision and passion needed to catapult the Company into any sector of the industry.

         The Company has not identified a target business

         To date, the Company has not selected any target business on which to concentrate its search for a business combination. Thus, there is no basis to evaluate the possible merits or risks of any target business or potential transaction into which the Company may enter. To the extent the Company enters into a transaction with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, the Company may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although the Company's management will endeavor to evaluate the risks inherent in a particular target business, the Company cannot assure you that it will properly ascertain or assess all significant risk factors.

         Sources of potential opportunities

         The Company anticipates that business opportunities will be brought to its attention from various sources, including its network relationships, who may present solicited or unsolicited proposals. The Company's officers and directors as well as their affiliates may also bring transaction candidates to the Company's attention. While the Company does not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, the Company may engage these firms in the future, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay any of its existing officers, directors or shareholders or any entity with which they are affiliated any finder's fee or other compensation for services rendered to it prior to or in connection with the consummation of a transaction.

         Selection of a potential business opportunity and structuring of a transaction

         In evaluating a prospective business opportunity or transaction, the Company will consider, among other factors, the following:

         o        financial condition and results of operation;

         o        growth potential;

         o experience and skill of management and availability of additional personnel;

         o        capital requirements;

         o        competitive position;

         o        stage of development of the products, processes or services;

         o degree of current or potential market acceptance of the products, processes or services;

         o proprietary features and degree of intellectual property or other protection of the products, processes or services;

         o        regulatory environment of the industry; and

         o        costs associated with effecting the business combination.

         These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business opportunity or transaction will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by the Company's management in pursuing the business opportunity or transaction consistent with the Company's overall strategy. In evaluating a prospective business opportunity or transaction, the Company will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to the Company.

         The fair market value of such business will be determined by the Company's Board of Directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If the Board of Directors is not able to independently determine that the target business has a sufficient fair market value, the Company will obtain an opinion or valuation from an unaffiliated, independent investment banking or business valuation firm with respect to the satisfaction of such criteria. For example, a valuation was obtained for the Company's proposed transaction with New Freedom Mortgage Corporation in 2001, although the transaction was not consummated, and the Company obtained a fairness opinion with respect to its initial equity investment in Capital Lending in 2002.

         The time and costs required to select and evaluate a business opportunity and to structure and complete a transaction cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective business opportunity or transaction will result in a loss to the Company and reduce the amount of capital available to otherwise complete a business combination.

         Probable lack of business diversification

         While the Company may seek to pursue business opportunities with more than one target business, it is probable that the Company will have the ability to pursue only a single business opportunity or transaction. Accordingly, the prospects for the Company's success may be entirely dependent upon the future performance of a single business or investment. Unlike other entities that may have the resources to complete several transactions in multiple industries or multiple areas of a single industry, it is probable that the Company will not have the resources to diversify its operations or benefit from the possible spreading of risks or offsetting of losses. The Company's lack of diversification may:

         o subject the Company to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which it may operate subsequent to a transaction, and

         o result in the Company's dependency upon the development or market acceptance of a single or limited number of products, processes or services.

         Limited ability to evaluate the target business' management

         Although the Company intends to closely scrutinize a prospective business opportunity or transaction, the Company cannot assure you that its assessment of the prospective business opportunity or transaction will prove to be correct. Furthermore, the future role of the Company's officers and directors, if any, in a prospective business opportunity or transaction cannot presently be stated with any certainty. While it is possible that one or more of the Company's current officers and directors will remain associated in some capacity with the Company following a prospective business opportunity or transaction, it is unlikely that any of them will devote their full efforts to the Company's affairs subsequent to prospective business opportunity or transaction. Moreover, the Company cannot assure you that its officers and directors will have significant experience or knowledge relating to the operations of the particular prospective business opportunity or transaction.

         Following a transaction, the Company may seek to recruit additional executive officers or employees to supplement its current management. The Company cannot assure you that it will have the ability to recruit additional executive officers or employees, or that additional executive officers or employees will have the requisite skills, knowledge or experience necessary to enhance the Company's current management.

Competition

         In identifying, evaluating and selecting a business opportunity, the Company expects to encounter intense competition from other entities having similar business objectives. Many of these entities are well established and have extensive experience identifying and effecting business opportunities directly or through affiliates. Many of these competitors possess greater technical, human and other resources than the Company and its financial resources will be relatively limited when contrasted with those of many of these competitors. While the Company believes there are numerous potential business opportunities or transactions that may be available to it, the Company's ability to compete in pursuing these opportunities or transactions will be limited by its available financial resources. This inherent competitive limitation gives others an advantage in pursuing these business opportunities or transactions.

         Any of these obligations may place the Company at a competitive disadvantage in successfully pursuing a business opportunity or transaction. The Company believes, however, that its network relationships and the experience of its management team and Board of Directors may give it a competitive advantage over other competitors for pursuing business opportunities or transactions.

Financial Reporting Issues

         Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         On June 3, 2005, the Company engaged Lightfoot Guest Moore & Co., PC, as its independent auditor for the year ending December 31, 2004. The Company had not formally had an independent auditor since September 1999, when Ernst & Young LLP resigned as the Company's principal accountant. The resignation of Ernst & Young LLP was discussed in a Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on October 6, 1999.

         The Company disclosed the engagement of Lightfoot Guest Moore & Co., PC in a Current Report on Form 8-K filed with the SEC on September 22, 2005 (the "Form 8-K"), which included the following information:

         On June 3, FirstPlus Financial Group, Inc. (the "Company") engaged Lightfoot Guest Moore & Co., PC as its new independent registered public accounting firm.

         During the fiscal years ended December 31, 2004 and 2003 and through June 3, 2005, the Company had not consulted Lightfoot Guest Moore & Co., PC regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, and neither written nor oral advice was provided to the Company nor oral advice that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any manner that was either the subject of a disagreement or event identified in response to paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

         Status of Financial Reporting

         In January 1999, the Company announced that it would be implementing new accounting guidance regarding the valuation of its retained interests from securitization transactions which had been recently provided by the Financial Accounting Standards Board ("FASB"). FASB issued a draft Special Report ("A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Questions and Answers, Second Edition") which was finalized during December 1998. In this Special Report, FASB concluded that the "cash-out" method of valuing retained interests should be used to estimate fair value. The SEC Staff announced in December 1998 that the change to the "cash-out" method should be made by restatement. Based on this guidance, the Company decided to revise its methodology for estimating the fair value of certain financial instruments for each of the fiscal years in the three-year period ended September 30, 1997, the three-month transition period ended December 31, 1997, and the first three quarters of the fiscal year ended December 31, 1998. As the Company disclosed in its Form 10-Q for the quarter ended September 1998, it was expected that the impact would be material to the results of all prior periods.

         As a result of limited resources and conflicting demands, the Company has not completed its analysis necessary to complete the restatement. In addition, the Company has not had the financial resources or personnel to prepare and file its periodic reports with the SEC. In July 2005, the Company received a letter from the SEC directing the Company to file all required reports or become subject to a revocation of registration under the

Securities Exchange Act of 1934. In connection with the shareholders' meeting described under the heading "--Litigation--Special Meeting," the Company has obtained audited financial statements it believes to be sufficient to distribute a proxy statement and solicit proxies for the shareholders' meeting and election of directors. However, this information alone will not cure the Company's reporting delinquencies with the SEC. The Company has initiated discussions with the SEC regarding its compliance issues and has started the process to prepare its plan to correct any SEC reporting delinquencies.

         Following the settlement of the Class Action described under "--Litigation--Class Action Securities Litigation" below, the Company began to analyze the extent of its liabilities and reporting compliance issues. In 2004, the Company received a small return on its investment in Capital Lending which allowed it to pay mounting debts and begin becoming compliant with its charter requirements in the State of Nevada. This also allowed the Company to organize its financial records in preparation for an audit of its financial statements for the year ended December 31, 2004, which is an expensive and time consuming process. Through changes in management and the nature of FPFI's bankruptcy and litigation filed against the Company, the business records have been scattered. As a result, gathering the necessary information to complete audited financial statements has taken more time than anticipated or would be required under other circumstances. The Company cannot currently estimate when it will complete the restatement or the delinquent reports for past time periods.

FIRSTPLUS Financial Group, Inc.

ITEM 7.  FINANCIAL STATEMENTS.

Report of Registered Independent Accounting Firm..............................14

Balance Sheet
 December 31, 2004............................................................15

Statements of Operations
 For the Years Ended December 31, 2004 and 2003...............................16

Statement of Stockholders' Equity
 For the Years Ended December 31,2004 and 2003................................17

Statements of Cash Flows
 For the Years Ended December 31, 2004 and 2003...............................18

Notes to Financial Statements.................................................19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
FIRSTPLUS Financial Group, Inc.
Irving, Texas

We have audited the accompanying balance sheet of FIRSTPLUS Financial Group, Inc. as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FIRSTPLUS Financial Group, Inc. at December 31, 2004 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company effected a quasi-reorganization in December 2002. In conjunction with the accounting for the quasi-reorganization, the Company adjusted the recorded value of specific assets and liabilities to fair value. In addition, as required by quasi-reorganziation accounting, the Company early adopted Statement of Financial Accounting Standards ("SFAS) No. 142, "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 14, "Accounting for the Impairment or Disposal of Long-Lived Assets," SFAS No. 145, "Rescission of FASB Statements No.4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections" and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".


Dallas, Texas
July 29, 2005

FIRSTPLUS Financial Group, Inc.
--------------------------------------------------------------------------------

BALANCE SHEET

                                                                     December 31,
                                                                         2004
                                                                      ----------
                                    ASSETS:
Cash and cash equivalents                                             $  460,310
                                                                      ----------

Total current assets                                                     460,310

Accounts receivable Capital Lending Strategies, LLC                      160,050
Claim from bankruptcy estate (see note 3)                              4,980,223
Investment in Capital Lending Strategies, LLC                             71,150
                                                                      ----------

Total assets                                                          $5,671,733
                                                                      ==========

                                  LIABILITIES
                           AND STOCKHOLDERS' EQUITY:

Accounts payable                                                      $   29,282
Income taxes payable                                                     112,900
                                                                      ----------

Total current liabilities                                                142,182

Commitments and contingencies                                               --

Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares
  authorized; 44,340,090 shares issued and outstanding                   443,401
Additional paid in capital                                             4,897,270
Retained earnings since December 31, 2002 when a deficit of
  $312,527,864 was eliminated in connection with a
  quasi-reorganization                                                   188,880
                                                                      ----------

Total stockholders' equity                                             5,529,551

Total liabilities and stockholders' equity                            $5,671,733
                                                                      ==========

                 See accompanying notes to financial statements

FIRSTPLUS Financial Group, Inc.
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS

                                                         For the Years Ended
                                                            December 31,
                                                        2004            2003
                                                    ------------    ------------
Revenues                                            $       --      $       --

Operating expenses:
  General and administrative                             230,895          84,348
  Other expenses                                          22,350            --
                                                    ------------    ------------

Total operating expenses                                 253,245          84,348
                                                    ------------    ------------

Operating income (loss)                                 (253,245)        (84,348)

Non-operating income:
  Interest, net                                           12,080           8,360
  Loss on loan default                                  (100,000)           --
  Gain on sale of Capital Lending Strategies, LLC        699,333            --
                                                    ------------    ------------

Income (loss) before provision for income taxes          358,168         (75,988)

Provision for income taxes                               104,700         (11,400)
                                                    ------------    ------------

              Net income (loss)                     $    253,468    $    (64,588)
                                                    ============    ============

Earnings (loss) per share                           $       0.01    $      (0.00)
                                                    ============    ============

Weighted average of common shares
  outstanding                                         44,340,064      44,339,815
                                                    ============    ============

                 See accompanying notes to financial statements

FIRSTPLUS Financial Group, Inc.
--------------------------------------------------------------------------------

STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2004 and 2003

                                                    Number                                                               Total
                                                      of             Common           Paid-in          Retained        Stockholders'
                                                    Shares           Stock            Capital          Earnings           Equity
Balance, December 31, 2002 prior to
  quasi-reorganization                            44,338,505    $     443,385     $ 317,425,134     $(312,527,864)    $   5,340,655

Transfer of accumulated deficit to
  additional paid in capital                                                        312,527,864     (312,527,864)             --
                                               -------------    -------------     -------------     -------------     -------------

Balance, December 31, 2002                        44,338,505          443,385         4,897,270              --           5,340,655

Net loss                                                                   --               -             (64,588)          (64,588)
                                               -------------    -------------     -------------     -------------     -------------

Balance, December 31, 2003                        44,338,505          443,385         4,897,270           (64,588)        5,276,067

Issuance of stock on
  conversion of certificated
  interests                                            1,585               16                                                    16

Net income                                                                 --               --            253,468           253,468
                                               -------------    -------------     -------------     -------------     -------------

Balance, December 31, 2004                        44,340,090    $     443,401     $   4,897,270     $     188,880     $   5,529,551
                                               =============    =============     =============     =============     =============

                 See accompanying notes to financial statements

FIRSTPLUS Financial Group, Inc.
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS

                                                                     For the Years Ended
                                                                        December 31,
                                                                      2004         2003
                                                                   ---------    ---------
Cash flow from operating activities:
Net income (loss)                                                  $ 253,468    $ (64,588)
Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
  Gain on sale of investment                                        (699,333)        --
  Loss on loan default                                               100,000         --
Changes in operating assets and liabilities:
  Accounts receivable                                                   --        129,495
  Deferred tax asset                                                  11,400      (11,400)
  Accounts payable                                                   (54,590)        (776)
  Income taxes payable                                                93,300       18,000
                                                                   ---------    ---------
Net cash provided (used) by operating activities                    (295,755)      70,731

Cash flows from investing activities:
  Proceeds from sale of investments                                  796,580         --
  Loans made                                                            --        (62,843)
  Receivable Capital Lending Strategies, LLC                          41,538         --
  Loss on loan default                                              (100,000)        --
  Change in other investments                                          1,603         --
                                                                   ---------    ---------
Net cash provided (used) by investing activities                     739,721      (62,843)

Net increase in cash                                                 443,966        7,888

Cash at the beginning of the year                                     16,344        8,456
                                                                   ---------    ---------

Cash at the end of the year                                        $ 460,310    $  16,344
                                                                   =========    =========

Supplemental disclosure of cash flow information:
Cash paid for:
Interest                                                           $    --      $    --
                                                                   =========    =========
Taxes                                                              $    --      $    --
                                                                   =========    =========

                 See accompanying notes to financial statements

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Financial Statements

1.       Description Of The Company:

FIRSTPLUS Financial Group, Inc. ("FPFG") (together with its subsidiaries, the "Company") was a specialized consumer finance company that originated, purchased, serviced and sold consumer finance receivables. The Company's principal loan product was a debt consolidation or home improvement loan secured by a second lien on real property ("High LTV Loans"). The Company sold substantially all of its High LTV Loans through its securitization program and retained rights to service those loans.

The Company's operations required continued access to financing sources. The Company's primary operating cash requirements included the funding of (i) loan originations, (ii) reserve accounts, overcollateralization requirements, fees and expenses incurred in connection with its securitization transactions, (iii) television, radio and direct mail advertising and other marketing and (iv) administrative and other operating expenses.

Due to numerous market factors beyond the Company's control during the fourth quarter of 1998, the Company's access to those financing sources was unavailable. As a result, the subsidiaries filed a bankruptcy petition under Chapter 11 of the Bankruptcy Code. As part of the plan of reorganization accepted by the bankruptcy court on April 7, 2000, certain creditors of the subsidiaries received a Certificated Interest representing Obligations under the plan of reorganization. FPFG also retained an unsecured interest in monies that it had advanced to its subsidiaries. As payments are made from the former subsidiaries to FPFG, the Obligations to the Certificated Interests are paid. The claim was placed in the FirstPlus Financial Grantor Residual Trust. The bankruptcy estate has established a creditor trust from which available funds are paid to creditors of FPFG's former subsidiaries. After secured creditors have been paid, funds are released to pay the Obligations to the Certificated Interests and to the Grantor Trust.

2.       Summary Of Significant Accounting Policies:

Revenue Recognition:

Revenue and dividends from investments are recognized at the time the investment dividends are declared payable by the underlying investment. Capital gains and losses are recorded on the date of sale of the investment.

Cash and Cash Equivalents:

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid investments which are readily convertible into known amounts of cash and have a maturity of three months or less when acquired to be cash equivalents. At December 31, 2004, management believes that the carrying amount of cash equivalents approximates fair value because of the short maturity of these financial instruments.

Concentration of Credit Risk:

FPFG at times during operations has cash deposits that exceed $100,000 in one account in individual banks. The Federal Deposit Insurance Corporation (FDIC) insures only the first $100,000 of funds at member banks. FPFG has not incurred losses related to its cash.

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Financial Statements

2.       Summary Of Significant Accounting Policies: (Continued)

Income Taxes:

In accordance with SFAS No. 109, "Accounting for Income Taxes", deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Management's Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

Quasi-reorganization:

The Company Board approved a plan to affect a quasi-reorganization effective December 31, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits a company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves adjusting a company's assets and liabilities to their fair values. Any remaining deficit in retained earnings is then eliminated by a transfer of amounts from paid-in capital and capital stock, if necessary, giving a company a "fresh start" and a zero balance in retained earnings.

3.       Other Assets

FPFG retains a claim against the bankruptcy estate of its former subsidiaries for monies advanced to them. The bankruptcy trustee has set aside $7,880,207 designated for partial payment of that claim. FPFG, nor the bankruptcy trustee, can estimate the amount or timing of any future payments. FPFG has booked a valuation reserve of $2,900,000 against the amount set aside for potential creditor claims against FPFG.

FPFG owns a minority equity interest in Capital Lending Strategies, LLC ("CLS"). During 2004, it sold approximately 60% of its holdings in CLS which provided FPFG's working capital. The investment is recorded on the books at the cost basis of $71,150.

4.       Contingencies

FPFG has recorded a valuation allowance of $2,900,000 for potential claims arising from creditors of FPFG and its former subsidiaries. No creditors have initiated a claim against FPFG. FPFG has recorded an allowance since any claim would be dependent on the receipt of funds from the bankruptcy estate of FPFG's former subsidiaries.

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Financial Statements

5.       Stockholders' Equity

Holders of the Company's 7.25% Convertible Subordinated Notes Due 2003 (discharged under a plan of reorganization under Chapter 11 of the Bankruptcy Code dated April 7, 2000) received a Certificated Interest payable from residual funds of the subsidiaries after the secured interests have been paid. Two of the former noteholders received rights to convert a portion of their Certificated Interests into shares of the FPFG's common stock. At December 31, 2004, Certificated Interests held conversion rights to 4,079,356 shares of common stock. (See note 9).

6.       Director Stock Option Plan

The Company has stock options outstanding to participants under the 1995 Non-Employee Director Plan to grant options to members of the Board of Directors who are not employees of the Company or its subsidiaries on the date they become a director. No options under the 1995 Employee Option Plan may be exercised more than ten years from the date of grant.

Each of the four directors holds options for the issuance of 300,000 shares of common stock for an aggregate total of 1,200,000 shares. The options are exercisable at $0.10 per option.

7.       Pension Plan

At December 31, 2004, FPFG held $93,285 for the benefit of former employees. FPFG has enlisted the help of the Internal Revenue Service's Letter Forwarding Program in order to locate and distribute these funds.

8.       Related Party Transactions

The Company's executive offices are shared with the facilities leased by Capital Lending Strategies, LLC, which incurs the cost and full responsibility of the lease. There is no formal agreement between the Company and Capital Lending Strategies, LLC with respect to the lease arrangement. Daniel T. Phillips, FPFG's Director, is a Manager and Member of Capital Lending Strategies, LLC.

The Company has loaned to Capital Lending Strategies, LLC approximately $200,000. The loan balance at December 31, 2004 was $160,050.

In 2003, the Company entered into a "reciprocal swap" with Capital Lending Strategies, LLC whereby the Company transferred most of its ownership interests in Capital Lending Strategies, LLC to Capital Lending in exchange for all of the shares of Series D Convertible Preferred Stock of the Company then owned by Capital Lending Strategies, LLC, which represented approximately 51% of the voting stock of the Company. The Company did not transfer back to Capital Lending Strategies, LLC the ownership interests assigned to the plaintiffs' co-lead counsel in escrow on behalf of the authorized claimants under the settlement of the Company's consolidated class action lawsuit styled In re:
FirstPlus Financial Group, Inc. Securities Litigation, Civil Action No. 3:98-CV-2551-M.

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Financial Statements

8.       Related Party Transactions (Continued)

Prior to the reciprocal swap, the mutual ownership positions of the Company and Capital Lending Strategies, LLC resulted in Capital Lending Strategies, LLC holding a controlling interest in the Company and approximately 12% of the Company's ownership of Capital Lending Strategies, LLC "attributing back" to Capital Lending Strategies, LLC. Following the reciprocal swap, the Company retained the same economic interest in Capital Lending since none of its ownership interest then "attributed back" to Capital Lending Strategies, LLC via Capital Lending Strategies, LLC's ownership of Company stock. However, Capital Lending Strategies, LLC no longer owns any shares of the Company and is no longer in a position to control the Company through its stock ownership. In May 2004, the Company sold its remaining interest in Capital Lending Strategies, LLC, other than the interest assigned on behalf of the claimants in the class action lawsuit, for $796,580.

In August 2004, the Company made a loan of $100,000 to United Lending Partners, LLC. The original term of the note was for 60 days with an interest rate of 15 percent. The note was renewed twice and became due in February 2005. All of the outstanding principal amount and accrued interest from December 2004 remains due. The loan is currently in default. United Lending Partners, LLC is a subsidiary of Renaissance Acceptance Group, Inc. Daniel T. Phillips, FPFG's Director, is a director and shareholder of Renaissance Acceptance Group, Inc.

FPFG has an insurance policy with American Financial Services covering its directors and officers. The total premium for the policy is $59,260. Dexter & Company was the broker for the policy. John R. Fitzgerald, FPFG's Director, is Executive Vice President of Dexter & Company.

9.       Subsequent Events

In March 2005, the requirements for handling funds for a terminated pension plan changed. Any account in excess of $1,000 is now required to be placed in an IRA account in the employee's name and identification number. Any account under $1,000 may be turned over to a state's escheat program.

The sole remaining Certificated Interest holder with conversion rights exercised a portion of their rights of conversion for 1,000,000 shares of common stock in May 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES.

         The Company's management, with the participation of its Principal Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Principal Executive Officer and Principal Accounting Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

         The Company has implemented the following changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Since 1999, the Company was essentially a dormant company without sufficient resources to retain an independent auditor. Prior to 1999, the Company's main operating entity employed a large accounting staff responsible for the Company's extensive accounting needs and financial reporting. Prior to its collapse, FPFI's operations were geographically dispersed and its accounting records had not been centralized in Dallas. When FPFI filed for bankruptcy protection in 1999, FPFI employees who maintained the Company's records were inundated with creditor demands for information. Following FPFI's bankruptcy, virtually all of FPFI's remaining accounting personnel were laid off. The Company, with its very limited personnel, attempted to maintain control over its records, but most of those records remained fragmented or under the control of the FPFI bankruptcy estate.

         In January 2004, the Company attempted to assemble the fragmented records in an effort to develop a workable set of books and records. The individuals involved with this endeavor, while not employed by the Company, volunteered to help and worked diligently to assemble the fragmented records. By the beginning of 2005, the Company had finally gathered a workable set of books and records to begin the process of obtaining audited financial statements for 2004 and attempted to gather the books and records necessary to address the deficiencies in the Company's financial reporting, including its period reports under the Exchange Act.

ITEM 8B. OTHER INFORMATION.

         None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth the name, age and position of each of the Company's directors and executive officers:

Name                                 Age       Positions and Offices with the Company        Director/Officer Since
----                                 ---       --------------------------------------        ----------------------
Robert P. Freeman                    74        Director and Chairman of the Board                      1998
John R. Fitzgerald                   57        Director                                                1995
Daniel T. Phillips                   56        Director                                                1994
David B. Ward                        65        Director                                                1999
Jack (J.D.) Draper                   51        President and Chief Executive Officer                   2003

         Robert P. Freeman. Robert P. Freeman has served as a Director since 1998. Mr. Freeman has served as President and founder of Hennessy Freeman Associates since 1985. His major area of expertise is developing and implementing customized, interactive Process Management Programs, which he describes as the best real-world methodology to optimize decision-making, quality improvement. Previously, Mr. Freeman was Senior Vice President and a member of the Management Committee at Beneficial Corporation, a $15 billion diversified financial services firm. Mr. Freeman holds a Bachelor of Science degree in Marketing and a Master of Business Administration from Rutgers University. He also completed the Advanced Management Program at Harvard. Mr. Freeman is also an Adjunct Associate Professor of Management at Fairleigh Dickinson Graduate School of Business.

         John R. Fitzgerald. John R. Fitzgerald has served as a Director since 1995. Mr. Fitzgerald has been Executive Vice President of Dexter & Company since 1989. Previously, Mr. Fitzgerald served as Account Executive for Corrigan-Jordan Insurance Agency from 1981 to 1989. From 1970 to 1981, Mr. Fitzgerald played with the National Football League's Dallas Cowboys, including two Super Bowl championship teams. He was elected as player representative during contract negotiations and served on the players association Executive Committee in 1975. Mr. Fitzgerald earned a Bachelor of Science, Business Administration from Boston College in 1970. Mr. Fitzgerald has served as speaker and consultant for Xerox Corporation, Lion Funding Corporation, Equities International, Grand Bank-Dallas and The Associates Corporation of North America. Mr. Fitzgerald's current and former professional experience and affiliations include the following:

         o        NFL Alumni Association
                  -        President, Dallas Chapter, 1993
                  -        Member, Board of Directors, 1985 - 1992
         o        Board of Governors, Canyon Creek Country Club, 1990 - 1994
         o        Participant, Muscular Dystrophy Association's Jerry Lewis
                  Telethon
         o        Chairman, Celebrity Selection Committee, PGAS and MDA Golf
                  Tournaments
         o        Board Member, Big Brothers and Big Sisters of Arlington
         o Consultant, Tournament Committee for Celebrities, Colonial National Invitation PGA Golf Tournament's Pro-Am Tournament

         Daniel T. Phillips. Daniel T. Phillips has served as a Director since 1994. Mr. Phillips is co-founder of FIRSTPLUS Financial Group, Inc. From 1996 to 2003, Mr. Phillips served as Chairman and CEO of FIRSTPLUS, overseeing the operations of its subsidiaries, which combined had 6,000 employees producing, securitizing and servicing up to $7.7 billion dollars of loans. Currently, Mr. Phillips serves as Manager of Capital Lending Strategies, LLC, a position he has held since 2003. Mr. Phillips has also served as Chairman of the Board of Renaissance Acceptance Group, Inc. since 2001. From 1993 to 1996, Mr. Phillips served as President and CEO of RAC Financial Group, Inc., the parent of FIRSTPLUS Financial Inc., FIRSTPLUS Financial West, Inc., First Security Mortgage Corporation and State Financial Acceptance Corporation. He is also former President and CEO of LinCo Financial Corporation and served in the United States Marine Corps from 1967 to 1970. Mr. Phillips is responsible for the development of sophisticated risk scorecards for the high loan to value second mortgage business and in his career he has successfully securitized $9 billion of business rated by S&P, Moody's and Fitch.

         David B. Ward. David B. Ward has served as a Director since 1999. Mr. Ward has been a partner of Ward & Gross, a law firm in Flanders, New Jersey, since 1989. The firm's practice currently emphasizes residential property purchase and sale closings, and government relations consulting and representation, primarily in the credit area. The firm handles refinance and purchase money mortgage closings in New Jersey for corporate and individual clients. The firm expects to be involved in more than 200 such transactions in 2005. Previously, Mr. Ward was Senior Executive and Attorney for Beneficial Corporation for 14 years. He served as a member of the Executive Committee, as Senior Vice President of Government Relations for 12 years, and as Chairman and CEO of Real Estate operations for several years in the 1980s. Prior to taking over the Government Relations function, Mr. Ward was counsel to Beneficial's insurance companies and a member of the corporate legal department. Prior to joining Beneficial, Mr. Ward practiced law in Pittsburgh, Pennsylvania from 1965 to 1976. Mr. Ward has been Counsel to the New Jersey Financial Services Association ("NJFSA") since 1989, and was Executive Director from 1994 to 2004. The NJFSA represents national and local companies engaged in mortgage banking, secondary mortgage lending, consumer lending, credit insurance and sales finance activities in New Jersey. Mr. Ward holds a Juris Doctorate from the Dickinson School of Law and a Bachelor of Arts degree from Harvard College. He also completed the Harvard School of Business Administration's Advanced Management Program. Mr. Ward's current and former professional experience and affiliations include:

         o        Member of New Jersey Department of Banking Advisory Board,
                  1990 - 1996
         o        Member of Federal Reserve Board Consumer Advisory Council,
                  1989 - 1991
         o        Member of American Financial Services Association Law
                  Committee
         o        Member of the New Jersey and American Bar Associations
         o        Military Service: Lt. j.g U.S. Coast Guard, active duty 1966 -
                  1969

         Jack (J.D.) Draper. Mr. Draper has served as President and Chief Executive Officer since 2003. Mr. Draper is co-founder of FIRSTPLUS Financial, Inc. and has 25 years of progressive management experience in the mortgage, second mortgage and property improvement industries. Mr. Draper is recognized as a compliance specialist in state and federal lending laws. Mr. Draper is skilled in quality control plan development, fiscal planning and budget administration and has particular expertise in strategic planning, operations management and project management. Before being appointed President and CEO of the Company in 2003, Mr. Draper held the following executive leadership positions with companies in the financial services industry:

         o        President and CEO, LDI Financial Inc., 2002 - 2003
         o        Senior Vice President, 19th Investment Corporation, 2000 -
                  2002
         o Chief Operating Officer, Heritage Organization/Capital Lending Strategies, LLC, 1999 - 2000
         o        Senior Vice President, PSB Lending Corporation, 1999
         o        President and CEO, LDI Financial Inc., 1996 - 1999
         o Liquidation Specialist, Federal Deposit Insurance Corporation, 1990--1992
         o        Co-Founder-President, SFA: State Financial Acceptance Corp,
                  1989--1993

Audit Committee Financial Expert

         As a small company with limited operations, the Board of Directors does not believe that it is necessary to actively search for an outside person to serve on the Board of Directors to qualify as an audit committee financial expert. The Board of Directors has authority to engage legal counsel, other experts or consultants as it deems appropriate to carry out its responsibilities. The Board of Directors includes one individual with varied experience in the finance industry, including responsibilities for analysis of financial statements in connection with the financial services industry and as chief executive officer of public companies in the financial services industry, and one individual with varied experience in management consulting and as President of a management consulting firm and has a Masters in Business Administration degree. The Board of Directors believes all four members of the Board of Directors have the ability to read and understand financial statements to perform their duties as Directors. The Board of Directors does not have a standing audit committee and has not determined whether any of the current members of the Board meet the definition of audit committee financial expert. The Company may consider the addition of a Board member in the future meeting the definition of audit committee financial expert.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and certain of its officers to send reports of their ownership of Company common stock and changes in such ownership to the SEC. The Company assists its directors and officers by preparing forms for filing. SEC regulations also require the Company to identify in this proxy statement any person subject to this requirement who failed to file a report on a timely basis. Based on a review of copies of reports furnished to the Company and written representations that no reports were required, the Company believes that all of its directors and officers subject to Section 16(a) complied with the reporting requirements with respect to transactions during 2004.

Code of Ethics

         The Board of Directors has adopted a Code of Ethics for all directors and officers which is attached hereto as Exhibit 14.1. The primary goal of the Code of Ethics is to establish precepts which govern business decisions and to preserve the integrity by which businesses are created. As the Company continues to evolve and re-emerge in the financial services industry, the officers and directors strive to attain the highest possible standards in all aspects of business activity.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the total compensation paid or accrued by the Company for services rendered during each of the three years ended December 31, 2004 to the Company's President and Chief Executive Officer, referenced to in this Proxy Statement as "named executive officers." The Company does not have an employment agreement with its named executive officers. The Company does not currently have any other executive officers and had no executive officers whose compensation exceeded $100,000 in 2004.

                                                Annual Compensation                         Long-Term Compensation
                                  ---------------------------------------------     -----------------------------------
                                                                                        Awards
                                                                                    ---------------
                                                                Other Annual           Securities            All Other
      Name &                                                    Compensation           Underlying          Compensation
Principal Position      Year      Salary ($)     Bonus ($)           (1)              Options/SARS              ($)
Jack (J.D. Draper       2004      $33,000            --            $7,606(1)                --                  --
  President and         2003        2,500(2)         --                                     --                  --
  Chief Executive
  Officer

(1) Consists of $6,606 in premiums paid by the Company for health insurance and $1,000 in fees related to Mr. Draper's appointment as trustee of the FIRSTPLUS Financial Group, Inc. Grantor Residual Trust.
(2)      Mr. Draper's employment with the Company began in October 2003.

Stock Option/SAR Grants

         There were no grants of stock options or stock appreciation rights made during the year ended December 31, 2004 to any named executive officer.

Option Exercises and Holdings

         There were no option exercises during 2004 or options held at December 31, 2004 by the named executive officers of the Company.

Director Compensation

         The Company pays its directors $600 for each meeting in which the director participates. In June 2004, the Company paid each director $3,700 representing accrued and unpaid director fees for previous meetings. The Company does not pay directors who are also employees of the Company, if any, any additional compensation for their service as directors, except for the reimbursement of expenses incurred in attending meetings. Directors may also receive stock options for their services as directors; however, the issuance of options to directors was suspended for 2003 and 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of July 28, 2005, by (1) each director and named executive officer of the Company, (2) all officers and directors of the Company as a group, and (3) all persons who are known by the Company to be beneficial owners of 5% or more of the Company's outstanding common stock. The Company is also aware of an additional purported "committee" of shareholders who constitute part of the petitioner group in the Election Suit described in Item 3 of this Form 10-KSB. As of the date of filing of this Form 10-KSB, neither the "committee" nor the petitioner group have filed a Schedule 13D as required by the Securities Exchange Act of 1934.

Name and Address of Beneficial Owner                                Shares Owned              Percent of Class(1)
------------------------------------                                ------------              -------------------
Daniel T. Phillips                                                    350,000(2)                    *

Robert P. Freeman                                                     337,000(3)                    *

John R. Fitzgerald                                                    313,724(4)                    *

David B. Ward                                                         300,000(5)                    *

Jack (J.D.) Draper                                                         --                        --

FPFX Shareholder Value Committee(6)                                 4,800,155(6)                    10.6%

All directors and officers as a group (5 persons) (2)(3)(4)(5)      1,300,724                        2.8%

*        Indicates less than one percent (1%).

(1) The percentage of ownership is based on 45,340,090 shares of common stock outstanding as of July 28, 2005. Except as otherwise indicated, the persons named in the table possess sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Beneficial ownership as reported in the above table has been determined according to Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The amounts shown in the table include shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of July 28, 2005. Except as otherwise noted, the address of the named individuals is 5100 N. O'Connor Boulevard, 6th Floor, Irving, Texas 75039.
(2) Consists of 50,000 shares of common stock held by Phillips Partners, Ltd., over which Mr. Phillips has voting and dispositive control, and 300,000 shares of common stock issuable upon the exercise of options.
(3) Includes 300,000 shares of common stock issuable upon the exercise of options.
(4) Includes 324 shares of common stock held by Mr. Fitzgerald's wife and 300,000 shares of common stock issuable upon the exercise of options.
(5) Consists of 300,000 shares of common stock issuable upon the exercise of options.
(6) The purported "committee" is in no way affiliated with the Company. According to Schedule 13D, filed on August 26, 2005. Consists of (i) 11,297 shares of common stock held by James T. Capretz, (ii) 265,699 shares of common stock held by Robert D. Davis, (iii) 210,759 shares of common stock held by George R. Ebertings, (iv) 2,039,900 shares of common stock held by Rupan Gulenyan, (v) 430,000 shares of common stock held or controlled by James P. Hanson, and (vi) 1,842,500 shares of common stock held by Danford C. Martin. The address of the "committee" is 7 Egret Lane, Aliso Viejo, California 92656.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The Company's executive offices are shared with the facilities leased by Capital Lending, which incurs the cost and full responsibility of the lease. There is no formal agreement between the Company and Capital Lending with respect to the lease arrangement. The Company has outstanding loans to Capital Lending in an outstanding amount of $160,050. The loans are not documented by a formal agreement. Daniel T. Phillips, our Director, is a Manager and Member of Capital Lending.

            In June 2002, Capital Lending acquired 25,639 shares of the Company's Series D Convertible Preferred Stock (the "Series D Preferred"). The sale of Series D Preferred to Capital Lending was unanimously approved by the Board of Directors of the Company, with the exception of Daniel T. Phillips, then Chairman and Chief Executive Officer of the Company, who abstained from the vote because of his affiliation with Capital Lending. As a result of the transaction, Capital Lending acquired control of the Company and held approximately 51% of the outstanding voting securities of the Company. In connection with the transaction, the Company agreed to expand its Board of Directors to seven members. Consequently, George T. Davis, a significant shareholder of the Company became a member of the Board of Directors and agreed to serve as Vice President--Investor Relations for the Company. The Company acquired 42.3% of the outstanding limited liability company interests for shares of Series D Preferred acquired by Capital Lending.

            In August 2001, the Company invested seed capital for a one-third profits interest in Capital Lending. In connection with the above described transaction, the profits interest was converted to an equity interest in Capital Lending. Mr. Phillips provided consulting advice and direction to Capital Lending in connection with its formation and development and, for such services, an affiliate of Mr. Phillips received a one-third profits interest in Capital Lending. As a result of the transaction, and after accounting for certain employee interests, the Company held a 40.2% equity interest in Capital Lending.

            The terms of the Series D Preferred provided that neither Capital Lending, nor any of its affiliates or assigns, would be entitled to any of the Company's rights in the cash flow from the derivative interests in mortgage-backed or asset-backed securitization transactions of FPFI, which had been set aside for the benefit of the Company's shareholders and creditors in the Grantor Trust. The beneficiary of the Grantor Trust is the Company, with its shareholders' and creditors' rights recognized through their status as Designated Recipients under the Grantor Trust, but excluded Capital Lending and its affiliates and assigns. George T. Davis was appointed as the initial trustee of the Grantor Trust.

            In 2003, the Company entered into a "reciprocal swap" with Capital Lending whereby the Company transferred most of its ownership interests in Capital Lending to Capital Lending in exchange for all of the shares of Series D Convertible Preferred Stock of the Company then owned by Capital Lending, which represented approximately 51% of the voting stock of the Company. The Company did not transfer back to Capital Lending the ownership interests assigned to the plaintiffs' co-lead counsel in escrow on behalf of the authorized claimants under the settlement of the Company's consolidated class action lawsuit styled In re: FirstPlus Financial Group, Inc. Securities Litigation, Civil Action No. 3:98-CV-2551-M.

            Prior to the reciprocal swap, the mutual ownership positions of the Company and Capital Lending resulted in Capital Lending holding a controlling interest in the Company and approximately 12% of the Company's ownership of Capital Lending "attributing back" to Capital Lending. Following the reciprocal swap, the Company retained the same economic interest in Capital Lending since none of its ownership interest then "attributed back" to Capital Lending via Capital Lending's ownership of Company stock. However, Capital Lending no longer owns any shares of the Company and is no longer in a position to control the Company through its stock ownership. In May 2004, the Company sold its remaining interest in Capital Lending, other than the interest assigned on behalf of the claimants in the class action lawsuit, for $796,580.

            In May 2004, the Company reimbursed United Lending Partners an amount of $37,681.18 for payments United Lending Partners made on behalf of the Company to the Company's stock transfer agent. In August 2004, the Company made a loan of $100,000 to United Lending Partners. The original term of the note was for 60 days with an interest rate of 15 percent. The note was renewed twice and became due in February 2005. All of the outstanding principal amount and accrued interest from December 2004 remains due. The loan is currently in default. United Lending Partners is a subsidiary of Renaissance Acceptance Group, Inc. Daniel T. Phillips, our Director, is a director and shareholder of Renaissance Acceptance Group, Inc.

            The Company has a insurance policy with American Financial Services covering its directors and officers. The total premium for the policy is $59,260. Dexter & Company was the broker for the policy. John R. Fitzgerald, our Director, is Executive Vice President of Dexter & Company.

ITEM 13. EXHIBITS.

            The exhibits listed on the accompanying Exhibit Index are filed as part of this Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

         The following table sets forth fees billed to us during the fiscal years ended December 31, 2004 and 2003 by our independent auditors:

                                                      December 31, 2004        December 31, 2003
                                                      -----------------        -----------------
         (i)      Audit Fees                               $     0                    $0
         (ii)     Audit Related Fees                       $     0                    $0
         (iii)    Tax Fees                                 $     0                    $0
         (iv)     All Other Fees                           $15,046                    $0

         Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

         Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees."

         Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2004 or 2003.

         All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2004 or 2003.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Board of Directors' policy is that the Company's auditor performs its services independently and with the highest integrity and professionalism. There is no formal written policy. Any engagement of the Company's outside auditor must be consistent with principles determined by the SEC, namely, that the independent auditor cannot audit its own work, perform management functions or act as an advocate for the client.

         The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 19, 2005                      FIRSTPLUS Financial Group, Inc.
                                               (Registrant)

                                               By /s/ Jack (J.D.) Draper
                                                  ------------------------------
                                                  Jack (J.D.) Draper, President


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                                  Date
---------                                -----                                  ----
/s/ Robert P. Freeman                    Director and Chairman of the Board     September 19, 2005
------------------------------------
Robert P. Freeman


/s/ Jack (J.D.) Draper                   President and Chief Executive          September 19, 2005
------------------------------------     Officer (Principal Executive and
Jack (J.D.) Draper                       Accounting Officer)


/s/ John R. Fitzgerald                   Director                               September 22, 2005
------------------------------------
John R. Fitzgerald


                                         Director
------------------------------------
Daniel T. Phillips


/s/ David B. Ward                        Director                               September 18, 2005
---------------------------
David B. Ward

                                INDEX TO EXHIBITS

Exhibit No.            Document Description
-----------            --------------------
  2.1                  Modified Third Amended Plan of Reorganization of FirstPlus Financial, Inc.
  2.2                  Trust Agreement for the FPFI Creditor Trust
  3.1                  Amended and Restated Articles of Incorporation, as amended
  3.2                  Second Amended and Restated Bylaws
  4.1                  Rights Agreement dated as of May 20, 1998, between FIRSTPLUS Financial Group, Inc. and
                       ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of
                       Designation for Designating Series C Junior Participating Preferred Stock, $1.00 par
                       value, as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of
                       Rights as Exhibit C. (Incorporated by reference to Exhibit 4.1 of the Company's Form
                       8-K filed as of May 29, 1998.)
  4.1.1                First Amendment to Rights Agreement dated as of October 25, 2001, between FIRSTPLUS
                       Financial Group, Inc. and Mellon Investor Services LLC
  4.1.2                Second Amendment to Rights Agreement dated as of June 27, 2002, between FIRSTPLUS
                       Financial Group, Inc. and Mellon Investor Services LLC
  4.2                  Form of Certificate of Designation for Designating Series C Junior Participating
                       Preferred Stock, $1.00 par value (included as Exhibit A to the Rights Agreement, which is Exhibit 4.1 hereto)
  4.3                  Form of Right Certificate (included as Exhibit B to the Rights Agreement, which is
                       Exhibit 4.1 hereto). Pursuant to the Rights Agreement, printed Right Certificates will not be mailed until as soon as practicable after the Distribution Date
  4.4                  Form of Summary of Rights (included as Exhibit C to the Rights Agreement, which is
                       Exhibit 4.1 hereto) that, together with certificates representing the outstanding
                       Common Shares of the Company, shall represent the Rights until the Distribution Date
  4.5                  Specimen of legend to be placed, pursuant to Section 3(c) of the Rights Agreement, on all new Common Share certificates issued after June 1, 1998 and prior to the
                       Distribution Date upon transfer, exchange or new issuance (included in Section 3(c) of the Rights Agreement, which is Exhibit 4.1 hereto)
  4.6                  FIRSTPLUS Financial Group, Inc. Grantor Residual Trust Agreement, dated July 15, 2002
  4.7                  Supplemental Indenture, dated as of December 4, 2000, by and between FirstPlus
                       Financial Group, Inc. and HSBC Bank USA
  4.8                  Form of Certificate of Certificated Interests Representing Beneficial Interests in The
                       FPFI Creditor Trust Exchanged For 7.25% Convertible Subordinated Notes Due 2003
 10.1                  Agreement for Settlement Between Bear Stearns & Co., Inc. and FirstPlus Financial
                       Group, Inc., dated August 19, 1999.
 10.2                  Conversion Agreement, dated as of June __, 2001, by and between FirstPlus Financial
                       Group, Inc., and the Certificateholders signatory thereto
 10.3                  Letter Agreement, dated June 13, 2001, by FirstPlus Financial Group, Inc. and accepted by FPFI Creditors Trust
 10.4                  Stipulation and Agreement of Settlement, dated as of July 30, 2003, between Class
                       Representative Edward P. Doremus, III, Milberg Weiss Bershad Hynes & Lerach LLP,
                       Sirota & Sirota LLP, FirstPlus Financial Group, Inc., Daniel T. Phillips, Eric C.
                       Green, Haynes and Boone, LLP and National Union Fire Insurance Company of Pittsburgh,
                       PA
 10.5                  Escrow Agreement, dated as of July 30, 2003, by and among FirstPlus Financial Group,
                       Inc., Class Representative Edward P. Doremus, III, Milberg Weiss Bershad Hynes &
                       Lerach LLP and Sirota & Sirota LLP
 10.6                  Assignment and Assumption Agreement, dated as of July 30, 2003, by and between
                       FirstPlus Financial Group, Inc., Class Representative Edward P. Doremus, III, Milberg
                       Weiss Bershad Hynes & Lerach LLP and Sirota & Sirota LLP
 10.7                  Registration Rights Agreement, dated as of July 30, 2003, by and among FirstPlus
                       Financial Group, Inc., Capital Lending Strategies, LLC, Class Representative Edward P.

                       Doremus, III, Milberg Weiss Bershad Hynes & Lerach LLP and Sirota & Sirota LLP
 10.8                  Promissory Note, dated December 20, 2004, by United Lending Partners, LP in favor of
                       FirstPlus Financial
 10.9                  Subordination Agreement, dated December 30, 2004, by and between FirstPlus Financial
                       Group, Inc. and United Lending Partners, LP
 10.10                 Settlement Agreement and Mutual Release of Any and All Claims, dated October 12, 2001, by Thaxton Investment Corporation and FirstPlus Financial Group, Inc.
 14.1                  FirstPlus Financial Group, Inc. Code of Ethics
 21.1                  List of Subsidiaries
 31.1                  Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
 31.2                  Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
 32.1                  Certification of Jack (J.D.) Draper pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2                  Certification of Jack (J.D.) Draper pursuant to Section 906 of the Sarbanes-Oxley Act of 2002