Form 10KSB/A
period 2004-12-31
FIRSTPLUS FINANCIAL GROUP INC
filed 2005-10-25
CIK 1000368

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-KSB/A
                                (Amendment No. 1)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                   -------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-27750

                         FIRSTPLUS Financial Group, Inc.
                         -------------------------------
                 (Name of small business issuer in its charter)

                    Nevada                                     75-2561085
----------------------------------------------     ---------------------------------
(State or other jurisdiction of incorporation)     (IRS Employer Identification No.)

                                       0-27750
                               ------------------------
                               (Commission File Number)

     5100 North O'Connor Blvd., 6th Floor
                Irving, Texas                                    75039
------------------------------------------------              ----------
 (Address of Principal Executive Offices)                     (Zip Code)

                                 (214) 496-1266
                                 --------------
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Registrant's revenues for its most recent fiscal year: $0.

     Aggregate market value of Registrant's voting and non-voting common equity held by non-affiliates: Currently no trading market

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 28, 2005, the issuer had 45,340,090 shares of common stock, $.01 Par Value, outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

--------------------------------------------------------------------------------
================================================================================

                                EXPLANATORY NOTE

     We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission on September 22, 2005 for the purpose of:

     o Revising disclosures under Item 12. Certain Relationships and Related Transactions with respect to the Company's revolving promissory note transaction and swap transaction with Capital Lending Strategies, LLC;

     o Revising Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters to clarify the disclosure regarding certain groups which have not filed a Schedule 13D;

     o Revising a footnote to the Audit Fees table in Item 14. Principal Accountant Fees and Services to provide an explanation of certain tax preparation fees; and

     o Including additional exhibits, including a Certificate for the assignment of a .076 interest in the FPFG Intercompany Claim to the Company's former landlord.

     This Amendment does not reflect events occurring after the original filing of the Form 10-KSB and does not modify or update the disclosures therein in any way other than as required to reflect the amendment as described above and set forth below. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-K, including any amendments to those filings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of July 28, 2005, by (1) each director and named executive officer of the Company, (2) all officers and directors of the Company as a group, and (3) all persons who are known by the Company to be beneficial owners of 5% or more of the Company's outstanding common stock. The Company is also aware of an additional purported "committee" (the "Additional Committee") that may include Company shareholders in addition to the FPFX Shareholder Value Committee listed in the table below. Neither the FPFX Shareholder Value Committee nor the Additional Committee is affiliated with the Company in any way. As of the date of filing of this Proxy Statement, neither the Additional Committee nor the petitioner group in the Court Action have filed a Schedule 13D.

                                                                                                     Percent
Name and Address of Beneficial Owner                                            Shares Owned       of Class(1)
------------------------------------                                            ------------       -----------
Daniel T. Phillips ....................................................             350,000(2)          *
Robert P. Freeman .....................................................             337,000(3)          *
John R. Fitzgerald ....................................................             313,724(4)          *
David B. Ward .........................................................             300,000(5)          *
Jack (J.D.) Draper ....................................................                  --             --
FPFX Shareholder Value Committee(6) ...................................           4,800,155(6)         10.6%
All directors and officers as a group (5 persons)(2)(3)(4)(5) .........           1,300,724             2.8%

----------------

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company's executive offices are shared with the facilities leased by Capital Lending Strategies, LLC ("Capital Lending"), which incurs the cost and full responsibility of the lease. The value of this lease arrangement to the Company amounted to $320 in 2004 and $400 in 2005. There is no formal agreement between the Company and Capital Lending with respect to the lease arrangement. Daniel T. Phillips, our Director, is a Manager and Member of Capital Lending.

     The Company has outstanding loans to Capital Lending in an outstanding amount of approximately $160,050 as of December 31, 2004 based on a series of loan advances made to Capital Lending in 2002, 2003 and 2004 pursuant to a revolving promissory note. The note allows Capital Lending to borrow, repay and re-borrow in the maximum amount of $275,000. The outstanding amounts under the note accrue interest at rate per year equal to the prime rate as set forth in the Money Rates section of the Wall Street Journal plus one percent. Any advance under the note, together with accrued and unpaid interest in connection with the advance, matures on the second anniversary of the advance, and the note provides for remedies for nonpayment. The last advance was made in January 2004. Capital Lending has been making regular payments on the loans in varying amounts on a twice-monthly basis since January 2003 as requested by the Company. The parties have informally permitted borrowings and repayments on terms at odds with the specific provisions of the note to provide flexibility in the payment arrangement and based on the capital needs of the Company at the times of the repayments. Had the parties enforced this provision, as of June 30, 2005 approximately $9,600 would have been in default for nonpayment at maturity. However, since the note is a revolving note which provides Capital Lending the ability to borrow, repay and re-borrow funds under the note, the Company has not insisted that Capital Lending re-borrow funds to re-pay amounts outstanding under the note that have matured, as permitted by the note, since the economic impact to the parties in that situation would have been similar to the current repayment practices of the parties.

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

     In June 2002, Capital Lending acquired 25,639 shares of the Company's Series D Convertible Preferred Stock (the "Series D Preferred"). The sale of Series D Preferred to Capital Lending was unanimously approved by the Board of Directors of the Company, with the exception of Daniel T. Phillips, then Chairman and Chief Executive Officer of the Company, who abstained from the vote because of his affiliation with Capital Lending. As a result of the transaction, Capital Lending acquired control of the Company and held approximately 51% of the outstanding voting securities of the Company. In connection with the transaction, the Company agreed to expand its Board of Directors to seven members. Consequently, George T. Davis, a significant shareholder of the Company became a member of the Board of Directors and agreed to serve as Vice President -- Investor Relations for the Company. The Company acquired 42.3% of the outstanding limited liability company interests for shares of Series D Preferred acquired by Capital Lending.

     The terms of the Series D Preferred provided that neither Capital Lending, nor any of its affiliates or assigns, would be entitled to any of the Company's rights in the cash flow from the derivative interests in mortgage-backed or asset-backed securitization transactions of FirstPlus Financial, Inc., a subsidiary of the Company, which had been set aside for the benefit of the Company's shareholders and creditors in the Grantor Trust. The beneficiary of the Grantor Trust is the Company, with its shareholders' and creditors' rights recognized through their status as Designated Recipients under the Grantor Trust, but excluded Capital Lending and its affiliates and assigns. George T. Davis was appointed as the initial trustee of the Grantor Trust.

     In 2003, the Company entered into a swap transaction with Capital Lending whereby:

     o the Company transferred most of its ownership interests in Capital Lending back to Capital Lending, and

     o Capital Lending transferred back to the Company all of the shares of Series D Convertible Preferred Stock of the Company then owned by Capital Lending.

     The Company did not transfer back to Capital Lending the ownership interests assigned to the plaintiffs' co-lead counsel in escrow on behalf of the authorized claimants under the settlement of the Company's consolidated class action lawsuit styled In re: FirstPlus Financial Group, Inc. Securities Litigation, Civil Action No. 3:98-CV-2551-M, a securities-related lawsuit settled in October 2003 without the Company admitting any wrongdoing or liability.

     Prior to the reciprocal swap, the mutual ownership positions of the Company and Capital Lending resulted in Capital Lending holding:

     o    a controlling interest in the Company, and

     o approximately 12% of the Company's ownership of Capital Lending "attributing back" to Capital Lending through Capital Lending's ownership interest in the Company.

     Following the swap, the Company retained the same economic interest in Capital Lending because there was no longer any attribution of ownership back to Capital Lending on account of Capital Lending's ownership of Company stock. As a result of the swap, Capital Lending no longer owns any shares of the Company and is no longer in a position to control the Company through its stock ownership. In May 2004, the Company sold its remaining interest in Capital Lending, other than the interest assigned on behalf of the claimants in the class action lawsuit, for $796,580.

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

     The Company has a insurance policy with American Financial Services covering its directors and officers. The total premium for the policy is $59,260. Dexter & Company was the broker for the policy. John R. Fitzgerald, a Director of the Company, is Executive Vice President of Dexter & Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

     The following table sets forth fees billed to us during the fiscal years ended December 31, 2004 and 2003 by our independent auditors:

                                                 December 31,     December 31,
                                                     2004             2003
                                                 ------------     ------------
(i)   Audit Fees ..................                 $     0            $0
(ii)  Audit Related Fees ..........                 $     0            $0
(iii) Tax Fees ....................                 $     0            $0
(iv)  All Other Fees ..............                 $15,046            $0

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

     All Other Fees. Consists of accounting fees paid to Daniel Erickson PC in connection with tax preparations services. At the time of these services, the Company had not engaged an independent auditor. There were no management consulting services provided in fiscal 2004 or 2003.

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

                                     FIRSTPLUS Financial Group, Inc.
Date: October 21, 2005               (Registrant)

                                     By /s/ Jack (J.D.) Draper
                                        ---------------------------------------
                                         Jack (J.D.) Draper, President

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                                  Title                              Date
           ---------                                  -----                              ----
/s/ Robert P. Freeman             Director and Chairman of the Board              October 21, 2005
-----------------------------
Robert P. Freeman

/s / Jack (J.D.) Draper           President and Chief Executive Officer           October 21, 2005
-----------------------------     (Principal Executive and Accounting Officer)
Jack (J.D.) Draper

/s/ John R. Fitzgerald            Director                                        October 21, 2005
-----------------------------
John R. Fitzgerald

/s/ Daniel T. Phillips            Director                                        October 21, 2005
-----------------------------
Daniel T. Phillips

/s/ David B. Ward                 Director                                        October 21, 2005
-----------------------------
David B. Ward

                                INDEX TO EXHIBITS

Exhibit
  No.       Document Description
  ---       --------------------
 2.1*       Modified Third Amended Plan of Reorganization of FirstPlus Financial, Inc.

 2.2*       Trust Agreement for the FPFI Creditor Trust

 3.1*       Amended and Restated Articles of Incorporation, as amended

 3.2*       Second Amended and Restated Bylaws

 4.1*       Rights Agreement dated as of May 20, 1998, between FIRSTPLUS Financial Group, Inc. and
            ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Designation for Designating Series C Junior Participating Preferred Stock, $1.00 par value, as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights as Exhibit C. (Incorporated by
            reference to Exhibit 4.1 of the Company's Form 8-K filed as of May 29, 1998.)

 4.1.1*     First Amendment to Rights Agreement dated as of October 25, 2001, between FIRSTPLUS
            Financial Group, Inc. and Mellon Investor Services LLC

 4.1.2*     Second Amendment to Rights Agreement dated as of June 27, 2002, between FIRSTPLUS Financial
            Group, Inc. and Mellon Investor Services LLC

 4.2*       Form of Certificate of Designation for Designating Series C Junior Participating Preferred Stock,
            $1.00 par value (included as Exhibit A to the Rights Agreement, which is Exhibit 4.1 hereto)

 4.3*       Form of Right Certificate (included as Exhibit B to the Rights Agreement, which is Exhibit 4.1 hereto). Pursuant to the Rights Agreement, printed Right Certificates will not be mailed until as soon as practicable after the Distribution Date

 4.4*       Form of Summary of Rights (included as Exhibit C to the Rights Agreement, which is Exhibit 4.1 hereto) that, together with certificates representing the outstanding Common Shares of the Company, shall represent the Rights until the Distribution Date

 4.5*       Specimen of legend to be placed, pursuant to Section 3(c) of the Rights Agreement, on all new
            Common Share certificates issued after June 1, 1998 and prior to the Distribution Date upon transfer, exchange or new issuance (included in Section 3(c) of the Rights Agreement, which is
            Exhibit 4.1 hereto)

 4.6*       FIRSTPLUS Financial Group, Inc. Grantor Residual Trust Agreement, dated July 15, 2002

 4.7*       Supplemental Indenture, dated as of December 4, 2000, by and between FirstPlus Financial Group,
            Inc. and HSBC Bank USA

 4.8*       Form of Certificate of Certificated Interests Representing Beneficial Interests in The FPFI Creditor
            Trust Exchanged For 7.25% Convertible Subordinated Notes Due 2003

10.1*       Agreement for Settlement Between Bear Stearns & Co., Inc. and FirstPlus Financial Group, Inc.,
            dated August 19, 1999.

10.2*       Conversion Agreement, dated as of June   , 2001, by and between FirstPlus Financial Group, Inc.,
            and the Certificateholders signatory thereto

10.3*       Letter Agreement, dated June 13, 2001, by FirstPlus Financial Group, Inc. and accepted by FPFI
            Creditors Trust

10.4*       Stipulation and Agreement of Settlement, dated as of July 30, 2003, between Class Representative
            Edward P. Doremus, III, Milberg Weiss Bershad Hynes & Lerach LLP, Sirota & Sirota LLP,
            FirstPlus Financial Group, Inc., Daniel T. Phillips, Eric C. Green, Haynes and Boone, LLP and
            National Union Fire Insurance Company of Pittsburgh, PA

10.5*       Escrow Agreement, dated as of July 30, 2003, by and among FirstPlus Financial Group, Inc., Class
            Representative Edward P. Doremus, III, Milberg Weiss Bershad Hynes & Lerach LLP and Sirota &
            Sirota LLP

Exhibit
  No.       Document Description
  ---       --------------------
10.6*       Assignment and Assumption Agreement, dated as of July 30, 2003, by and between FirstPlus
            Financial Group, Inc., Class Representative Edward P. Doremus, III, Milberg Weiss Bershad Hynes
            & Lerach LLP and Sirota & Sirota LLP

10.7*       Registration Rights Agreement, dated as of July 30, 2003, by and among FirstPlus Financial Group,
            Inc., Capital Lending Strategies, LLC, Class Representative Edward P. Doremus, III, Milberg Weiss
            Bershad Hynes & Lerach LLP and Sirota & Sirota LLP

10.8*       Promissory Note, dated December 20, 2004, by United Lending Partners, LP in favor of FirstPlus
            Financial

10.9*       Subordination Agreement, dated December 30, 2004, by and between FirstPlus Financial Group,
            Inc. and United Lending Partners, LP

10.10*      Settlement Agreement and Mutual Release of Any and All Claims, dated October 12, 2001, by
            Thaxton Investment Corporation and FirstPlus Financial Group, Inc.

10.11       Revolving Promissory Note, dated June 28, 2002, by Capital Lending Strategies, LLC in favor of
            FirstPlus Financial Group, Inc.

10.12       Letter Agreement, dated December 7, 1999, between Lepercq Corporate Income Fund L.P. and
            FirstPlus Financial Group, Inc.

10.13       Amendment to Lease, dated December 30, 1999, by and between Lepercq Corporate Income
            Fund, L.P. and FirstPlus Financial Group, Inc.

10.14       Certificate (Assignment of Undivided Interest in Claim), dated as of May 5, 2000, by FirstPlus
            Financial Group, Inc. in favor of Lepercq Corporate Income Fund L.P.

14.1*       FirstPlus Financial Group, Inc. Code of Ethics

21.1*       List of Subsidiaries

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

----------------

*    Previously filed.