Form 10QSB
period 2005-03-31
FIRSTPLUS FINANCIAL GROUP INC
filed 2005-10-25
CIK 1000368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2005

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________ to ____________


                         Commission File Number: 0-27750

                         FirstPlus Financial Group, Inc.
        (Exact name of small business issuer as specified in its charter)



             Nevada                                     75-2561085
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

                      5100 North O'Connor Blvd., 6th Floor
                                  Irving, Texas
                    (Address of principal executive offices)

                                 (214) 496-1266
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of common stock outstanding as of: October 10, 2005 was 45,340,090.

   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Except where otherwise stated, references in this document to "us," "we," "FPFG" or "the Company" refer to FIRSTPLUS Financial Group, Inc. ("FIRSTPLUS"). This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The Company uses forward-looking statements in its description of its plans and objectives for future operations and assumptions underlying these plans and objectives, as well as in its expectations, assumptions, estimates and projections about its business and industry. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

         Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "projects" or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based upon the Company's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in the Company's expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

         Balance Sheet at March 31, 2005 (unaudited)...............................1

         Statements of Operations for the
         Three Months Ended March 31, 2005 and 2004 (unaudited)....................2

         Statements of Cash Flows for the
         Three Months ended March 31, 2005 and 2004 (unaudited)....................3

         Notes to Financial Statements (unaudited).................................4

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................8

Item 3.       Controls and Procedures.............................................12


Part II  Other Information

Item 1.       Legal Proceedings...................................................14

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.........18

Item 3.       Defaults Upon Senior Securities.....................................18

Item 4.       Submission of Matters to a Vote of Security Holders.................18

Item 5.       Other Information...................................................18

Item 6.       Exhibits............................................................18

FIRSTPLUS Financial Group, Inc.
Balance Sheet

                                                                    March 31, 2005
                                                                    --------------
                                                                     (Unaudited)
                              ASSETS:

Current assets - cash and cash equivalents                            $  330,256

Accounts receivable Capital Lending Strategies, LLC                      145,743
Claim from bankruptcy estate (see note 5)                              4,980,223
Deferred tax asset                                                        17,944
Investment in Capital Lending Strategies, LLC                             71,150
                                                                      ----------
Total assets                                                          $5,545,316
                                                                      ==========

                            LIABILITIES
                     AND STOCKHOLDERS' EQUITY:

Current liabilities
  Accounts payable                                                    $   24,150
  Income taxes payable                                                    93,300
                                                                      ----------
Total current liabilities                                                117,450

Commitments and contingencies                                                  -

Stockholders' equity:
  Common stock, $.01 par value, 100,000,000 shares
    authorized; 44,340,090 shares issued and outstanding                 443,401
  Additional paid in capital                                           4,897,270
  Retained earnings since December 31, 2002 when a deficit of
    $312,527,864 was eliminated in connection with a
    quasi-reorganization                                                  87,195
                                                                      ----------
Total stockholders' equity                                             5,427,866

Total liabilities and stockholders' equity                            $5,545,316
                                                                      ==========

    The accompanying notes are an integral part of these financial statements

FIRSTPLUS Financial Group, Inc.
Statements of Operations
(Unaudited)

                                                      For the Three Months Ended
                                                               March, 31
                                                        2005              2004
                                                    ------------      ------------
Revenues                                            $          -      $          -

Operating expenses:
  General and administrative                             120,604            15,248
                                                    ------------      ------------
Total operating expenses                                 120,604            15,248
                                                    ------------      ------------
Operating income (loss)                                 (120,604)          (15,248)

Non-operating income:
  Interest, net                                              975             2,690
                                                    ------------      ------------
Income (loss) before provision for income taxes         (119,629)          (12,558)

Provision for income taxes                               (17,944)           (1,885)
                                                    ------------      ------------
    Net income (loss)                               $   (101,685)     $    (10,673)
                                                    ============      ============

Earnings (loss) per share                           $      (0.00)     $      (0.00)
                                                    ============      ============
Weighted average of common shares
  outstanding                                         44,340,090        44,339,984
                                                    ============      ============

    The accompanying notes are an integral part of these financial statements

FIRSTPLUS Financial Group, Inc.
Statements of Cash Flows
(Unaudited)

                                                                    For the Three Months Ended
                                                                             March 31,
                                                                        2005           2004
                                                                     ---------      ---------
Cash flow from operating activities:
Net income (loss)                                                    $(101,685)     $ (10,673)
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
  Accrued interest income                                                    -         (2,690)
Changes in operating assets and liabilities:
  Accounts receivable
  Deferred tax asset                                                   (17,944)        (1,885)
  Accounts payable                                                      (5,132)             -
  Income taxes payable                                                 (19,600)             -
                                                                     ---------      ---------
Net cash provided (used) by operating activities                      (144,361)       (15,248)

Cash flows from investing activities:
  Loans made                                                                 -        (15,000)
  Receivable Capital Lending Strategies, LLC                            14,307         15,318
                                                                     ---------      ---------
Net cash provided (used) by investing activities                        14,307            318

Net (decrease) in cash                                                (130,054)       (14,930)

Cash at the beginning of the period                                    460,310         16,345
                                                                     ---------      ---------
Cash at the end of the period                                        $ 330,256      $   1,415
                                                                     =========      =========

Supplemental disclosure of cash flow information:
Cash paid for:
Interest                                                             $     924      $       -
                                                                     =========      =========
Taxes                                                                $  19,600      $       -
                                                                     =========      =========

    The accompanying notes are an integral part of these financial statements

                         FIRSTPLUS Financial Group, Inc.

                          Notes to Financial Statements


Note 1.      Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2004 which are contained in the Company's Annual Report on Form 10-KSB. The results for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2.      Organization and Business

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

Note 3.      Concentration of Credit Risk

FPFG at times during operations has cash deposits that exceed $100,000 in one account in individual banks. The Federal Deposit Insurance Corporation (FDIC) insures only the first $100,000 of funds at member banks. FPFG has not incurred losses related to its cash.

                         FIRSTPLUS Financial Group, Inc.

                          Notes to Financial Statements


Note 4.      Quasi-reorganization

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

Note 5.      Other Assets

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

Note 6.      Contingencies

FPFG has recorded a valuation allowance of $2,900,000 for potential claims arising from creditors of FPFG and its former subsidiaries. No creditors have initiated a claim against FPFG. FPFG has recorded an allowance since any claim would be dependent on the receipt of funds from the bankruptcy estate of FPFG's former subsidiaries.

Note 7.      Stockholders' Equity

Holders of the Company's 7.25% Convertible Subordinated Notes Due 2003 (discharged under a plan of reorganization under Chapter 11 of the Bankruptcy Code dated April 7, 2000) received a Certificated Interest payable from residual funds of the subsidiaries after the secured interests have been paid. Two of the former noteholders received rights to convert a portion of their Certificated Interests into shares of the FPFG's common stock. At March 31, 2005, Certificated Interests held conversion rights to 4,079,356 shares of common stock. (See note 9).

Note 8.      Director Stock Option Plan

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

                         FIRSTPLUS Financial Group, Inc.

                          Notes to Financial Statements


Note 9.      Related Party Transactions

The Company's executive offices are shared with the facilities leased by Capital Lending Strategies, LLC, which incurs the cost and full responsibility of the lease. There is no formal agreement between the Company and Capital Lending Strategies, LLC with respect to the lease arrangement. Daniel T. Phillips, FPFG's Director, is a Manager and Member of Capital Lending Strategies, LLC.

The Company has issued a revolving line of credit to Capital Lending Strategies, LLC for $275,000. The balance due under the line of credit at March 31, 2005 was $145,743. The line of credit bears interest at the prime rate of interest as established by the Wall Street Journal plus 1% and matures on the second anniversary of any advance on the line of credit.

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

                         FIRSTPLUS Financial Group, Inc.

                          Notes to Financial Statements


Note 10.     Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payments". The new pronouncement replaces the existing requirements under SFAS No. 123 and APB 25. According to SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require that such transactions be accounted for using a fair-value method. SFAS No. 123(R) is effective for awards and stock options granted, modified or settled in cash in interim or annual periods beginning after December 15, 2005. The Company plans to adopt the modified prospective transition method, which would necessitate the Company to recognize compensation cost for awards that are not fully vested as of the effective date of the SFAS 123(R) based on the same estimate that the Company used to previously value its grants under SFAS 123.

The Company will be required to expense the fair value of our stock option grants rather than disclose the impact on its statement of operations within the Company's footnotes, as is the current practice. As a result, the Company will incur stock based compensation expense from December 15, 2005 for options issued prior to that date but which were not fully vested at the time. The Company will incur additional compensation expense as new awards are made after that date. The Company is evaluating the form of share-based compensation arrangements it will utilize in the future, if any.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate any material impact on its financial statements from the adoption of SFAS 154 since it currently does not anticipate any voluntary changes to its accounting policies.

Note 10. Subsequent Events

In March 2005, the requirements for handling funds for a terminated pension plan changed. Any account in excess of $1,000 is now required to be placed in an IRA account in the employee's name and identification number. Any account under $1,000 may be turned over to a state's escheat program.

The sole remaining Certificated Interest holder exercised a portion of their rights of conversion equating 1,000,000 shares of common stock in May 2005.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

Strategic Plan

         Although the Company is not pursuing any specific opportunities at this time, it is reviewing the marketplace and its strategic plan. The areas for opportunity may include buying an existing company, merging with a growing concern or entering into a joint venture. In 2004, the Company received a substantial return on its investment in Capital Lending, a startup company which provides financial and risk services offering insured loan programs to financial institutions. In recent years, the financial services industry has seen substantial growth and the Company is confident that this trend will continue. The Company offers strong leadership with the vision and passion needed to catapult the Company into any sector of the industry.

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

As a result of limited resources and conflicting demands, the Company has not completed its analysis necessary to complete the restatement. In addition, the Company has not had the financial resources or personnel to prepare and file its periodic reports with the SEC. In July 2005, the Company received a letter from the SEC directing the Company to file all required reports or become subject to a revocation of registration under the Securities Exchange Act of 1934. In connection with the shareholders' meeting described under the heading "Legal Proceedings--Special Meeting Litigation," the Company has obtained audited financial statements it believes to be sufficient to distribute a proxy statement and solicit proxies for the shareholders' meeting and election of directors. However, this information alone will not cure the Company's reporting delinquencies with the SEC. The Company has initiated discussions with the SEC regarding its compliance issues and has started the process to prepare its plan to correct any SEC reporting delinquencies and has been, and expects to continue, to experience an increase in general and administrative costs due to regulatory filing compliance.

         Following the settlement of the Class Action described under "Legal Proceedings--Class Action Securities Litigation" below, the Company began to analyze the extent of its liabilities and reporting compliance issues. In 2004, the Company received a small return on its investment in Capital Lending which allowed it to pay mounting debts and begin becoming compliant with its charter requirements in the State of Nevada. This also allowed the Company to organize its financial records in preparation for an audit of its financial statements for the year ended December 31, 2004, which is an expensive and time consuming process. Through changes in management and the nature of FPFI's bankruptcy and litigation filed against the Company, the business records have been scattered. As a result, gathering the necessary information to complete audited financial statements has taken more time than anticipated or would be required under other circumstances. The Company cannot currently estimate when it will complete the restatement or the delinquent reports for past time periods.

Forward-Looking Statements

         This report contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The Company uses forward-looking statements in its description of its plans and objectives for future operations and assumptions underlying these plans and objectives, as well as in its expectations, assumptions, estimates and projections about the Company's business and industry. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this report.

         Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "projects" or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based upon the Company's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in its expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

Item 3.  Controls and Procedures

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

PART II       Other Information

Item 1.  Legal Proceedings.

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

         The Company has previously discussed with other creditors settlement of various claims by assignment of portions of the FPFG Intercompany Claim, including an assignment of a .076 interest in the FPFG Intercompany claim to the Company's former landlord. Since the bankruptcy proceedings, the FPFG Intercompany Claim had been the only substantial asset of the Company and the only source of potential payment for its obligations. Negotiations with other parties have been dormant in recent years; however, there is no assurance that there are no additional parties who may assert claims with respect to the FPFG Intercompany Claim. The Company has booked a valuation reserve of $2.9 million against the amount set aside for potential creditors claims.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           Other Information

None

Item 6.           Exhibits

         Number         Description
         ------         -----------

         31.1           Certification of Principal Executive Officer pursuant to
                        Section 302(a) of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

         32.2 Certification of Principal Accounting Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRSTPLUS Financial Group, Inc.

Dated: October 21, 2005             Jack (J.D.) Draper
                                    --------------------------------------------
                                    Jack (J.D.) Draper
                                    President and Chief Executive Officer
                                    (Principal Executive and Accounting Officer)