Form 10QSB
period 2005-06-30
FIRSTPLUS FINANCIAL GROUP INC
filed 2005-10-25
CIK 1000368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: June 30, 2005

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

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

         Balance Sheet at June 30, 2005 (unaudited)................................1

         Statements of Operations for the
         Three Months and Six Months Ended June 30, 2005 and 2004 (unaudited)......2

         Statements of Cash Flows for the
         Six Months ended June 30, 2005 and 2004 (unaudited).......................3

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

Item 4.       Submission of Matters to a Vote of Security Holders.................18

Item 5.       Other Information...................................................18

Item 6.       Exhibits............................................................18

FIRSTPLUS Financial Group, Inc.
Balance Sheet

                                                                     June 30, 2005
                                                                     -------------
                                                                      (Unaudited)
                               ASSETS:

Current assets:
  Cash and cash equivalents                                           $  101,784
  Prepaid professional services                                           85,000
                                                                      ----------
Total current assets                                                     186,784

Accounts receivable Capital Lending Strategies, LLC                      131,352
Claim from bankruptcy estate (see note 5)                              4,990,223
Deferred tax asset                                                        85,000
Investment in Capital Lending Strategies, LLC                             71,150
                                                                      ----------
Total assets                                                          $5,464,509
                                                                      ==========
                             LIABILITIES
                     AND STOCKHOLDERS' EQUITY:

Current liabilities - income taxes payable                            $   93,300

Commitments and contingencies                                                 --

Stockholders' equity:
  Common stock, $.01 par value, 100,000,000 shares
    authorized; 45,340,090 shares issued and outstanding                 453,401
  Additional paid in capital                                           4,897,270
  Retained earnings since December 31, 2002 when a deficit of
    $312,527,864 was eliminated in connection with a
    quasi-reorganization                                                  20,538
                                                                      ----------
Total stockholders' equity                                             5,371,209
                                                                      ----------
Total liabilities and stockholders' equity                            $5,464,509
                                                                      ==========

    The accompanying notes are an integral part of these financial statements

FIRSTPLUS Financial Group, Inc.
Statements of Operations
(Unaudited)

                                         For the Three Months Ended          For the Six Months Ended
                                                  June 30,                            June 30,
                                           2005              2004              2005              2004
                                       ------------      ------------      ------------      ------------
Revenues                               $         --      $         --      $         --      $         --

Operating expenses:
  General and administrative                135,652            10,128           256,256            25,476
                                       ------------      ------------      ------------      ------------
Total operating expenses                    135,652            10,128           256,256            25,476
                                       ------------      ------------      ------------      ------------
Operating income (loss)                    (135,652)          (10,128)         (256,256)          (25,476)

Non-operating income:
  Sale of Capital Lending Strategies             --           697,830                --           697,730
  Interest, net                               5,154             2,513             6,129             5,203
                                       ------------      ------------      ------------      ------------
Income (loss) before provision
  for income taxes                         (130,498)          690,215          (250,127)          677,457

Provision for income taxes                  (63,840)          232,220           (81,784)          230,335
                                       ------------      ------------      ------------      ------------
    Net income (loss)                  $    (66,658)     $    457,995      $   (168,343)     $    447,122
                                       ============      ============      ============      ============

Earnings (loss) per share              $      (0.00)     $       0.01      $      (0.00)     $       0.01
                                       ============      ============      ============      ============

Weighted average of common shares
  outstanding                            45,051,201        44,340,090        44,695,646        44,340,037
                                       ============      ============      ============      ============

    The accompanying notes are an integral part of these financial statements

FIRSTPLUS Financial Group, Inc.
Statements of Cash Flows
(Unaudited)

                                                      For the Six Months Ended
                                                               June 30,
                                                         2005           2004
                                                      ---------      ---------
Cash flow from operating activities:
Net income (loss)                                     $(168,343)     $ 447,122
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
  Gain on sale of investment                                 --       (697,730)
  Accrued interest income                                (3,507)        (5,103)
Changes in operating assets and liabilities:
  Prepaid expenses                                      (85,000)            --
  Deferred tax asset                                    (85,000)        11,400
  Accounts payable                                      (29,282)       (47,946)
  Income taxes payable                                  (19,600)       218,935
                                                      ---------      ---------
Net cash provided (used) by operating activities       (390,732)       (73,322)

Cash flows from investing activities:
  Proceeds from sale of Capital Lending Strategies           --        796,580
  Loans made                                            (15,000)       (15,000)
  Receivable Capital Lending Strategies, LLC             47,205             --
                                                      ---------      ---------
Net cash provided (used) by investing activities         32,205        781,580


Net increase/(decrease) in cash                        (358,527)       708,258

Cash at the beginning of the period                     460,311         16,344
                                                      ---------      ---------
Cash at the end of the period                         $ 101,784      $ 724,602
                                                      =========      =========

Supplemental disclosure of cash flow information:
Cash paid for:
Interest                                              $     924      $      --
                                                      =========      =========
Taxes                                                 $  19,600      $      --
                                                      =========      =========

    The accompanying notes are an integral part of these financial statements

                         FIRSTPLUS Financial Group, Inc.

                          Notes to Financial Statements

Note 1.     Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2004 which are contained in the Company's Annual Report on Form 10-KSB. The results for the six month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Note 7.     Stockholders' Equity

Holders of the Company's 7.25% Convertible Subordinated Notes Due 2003 (discharged under a plan of reorganization under Chapter 11 of the Bankruptcy Code dated April 7, 2000) received a Certificated Interest payable from residual funds of the subsidiaries after the secured interests have been paid. Two of the former noteholders received rights to convert a portion of their Certificated Interests into shares of the FPFG's common stock. At June 30, 2005, Certificated Interests held conversion rights to 3,079,356 shares of common stock. (See note 9).

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

The Company has issued a revolving line of credit to Capital Lending Strategies, LLC for $275,000. The balance due under the line of credit at June 30, 2005 was $131,352. The line of credit bears interest at the prime rate of interest as established by the Wall Street Journal plus 1% and matures on the second anniversary of any advance on the line of credit.

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

         As a result of limited resources and conflicting demands, the Company has not completed its analysis necessary to complete the restatement. In addition, the Company has not had the financial resources or personnel to prepare and file its periodic reports with the SEC. In July 2005, the Company received a letter from the SEC directing the Company to file all required reports or become subject to a revocation of registration under the Securities Exchange Act of 1934. In connection with the shareholders' meeting described under the heading "Legal Proceedings--Special Meeting Litigation," the Company has obtained audited financial statements it believes to be sufficient to distribute a proxy statement and solicit proxies for the shareholders' meeting and election of directors. However, this information alone will not cure the Company's reporting delinquencies with the SEC. The Company has initiated discussions with the SEC regarding its compliance issues and has started the process to prepare its plan to correct any SEC reporting delinquencies and has experienced, and expects to continue to experience, an increase in general and administrative costs due to regulatory filing compliance.

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

         The Company has previously discussed with other creditors settlement of various claims by assignment of portions of the FPFG Intercompany Claim, including an assigment of a .076 interest in the FPFG Intercompany Claim to the Company's former landlord. Since the bankruptcy proceedings, the FPFG Intercompany Claim had been the only substantial asset of the Company and the only source of potential payment for its obligations. Negotiations with other parties have been dormant in recent years; however, there is no assurance that there are no additional parties who may assert claims with respect to the FPFG Intercompany Claim. The Company has booked a valuation reserve of $2.9 million against the amount set aside for potential creditors claims.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

         In connection with implementing the settlement of the claims of the holders of the Company's 7.25% Convertible Subordinated Notes due 2003, the United States Bankruptcy Court, Northern District of Texas, Dallas Division (the "Court"), approved an exchange of the notes for certificated interests representing direct obligations under the plan of reorganization. The bondholders received an instrument representing the right to receive an assignment of 25% of the FPFG Intercompany Claim, permitting the bondholders to become a direct beneficiary of the Creditor Trust, and an agreement to instruct the Creditor Trust to make two payments to the bondholders of $1,428,000 based on certain conditions. The bondholder settlement was consummated in June 2001. Two of the bondholders, including Deephaven Capital Management, also received agreements allowing them to convert portions of their new interest into an aggregate of 5,555,000 shares of the Company's common stock. In April 2005, pursuant to Section 3(a)(9) under the Securities Act of 1933, the Company issued 1,000,000 shares of its common stock to Deephaven Capital Management upon conversion of 20,000 Units of the certificated interests.

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

                                    FIRSTPLUS Financial Group, Inc.

Dated: October 21, 2005             Jack (J.D.) Draper
                                    ------------------------------------
                                    Jack (J.D.) Draper
                                    President and Chief Executive Officer
                                    (Principal Executive and Accounting Officer)