Form 10QSB
period 2005-09-30
FIRSTPLUS FINANCIAL GROUP INC
filed 2005-11-21
CIK 1000368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2005

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________

Commission File Number: 0-27750

FirstPlus Financial Group, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	75-2561085
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
5100 North O'Connor Blvd., 6th Floor Irving, Texas
(Address of principal executive offices)
(214) 496-1266
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of common stock outstanding as of: November 15, 2005 was 45,340,090.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except where otherwise stated, references in this document to “us,” “we,” “FPFG” or “the Company” refer to FIRSTPLUS Financial Group, Inc. (“FIRSTPLUS”). This Form 10-QSB contains forward-looking statements within the meaning of the “safe harbor” provisions under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The Company uses forward-looking statements in its description of its plans and objectives for future operations and assumptions underlying these plans and objectives, as well as in its expectations, assumptions, estimates and projections about its business and industry. These forward-looking statements involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report and other risks and factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Forward-looking terminology includes the words “may”, “expects”, “believes”, “anticipates”, “intends”, “projects” or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based upon the Company’s current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in the Company’s expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

INDEX

Part I. Financial Information

Item 1. Financial Statements

Balance Sheet at September 30, 2005 (unaudited)	1

Statements of Operations for the

Three Months and Nine Months Ended September 30, 2005 and 2004 (unaudited)	2

Statements of Cash Flows for the

Nine Months ended September 30, 2005 and 2004 (unaudited)	3

Notes to Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Controls and Procedures	12

Part II Other Information

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

FIRSTPLUS Financial Group, Inc.

Balance Sheet

September 30, 2005
(Unaudited)
ASSETS:

Current assets:
Cash and cash equivalents	$1,285,467
Prepaid professional services	85,000

Total current assets	1,370,467

Accounts receivable Capital Lending Strategies, LLC	125,045
Claim from bankruptcy estate (see note 6)	3,326,579
Deferred tax asset	93,300
Investment in Capital Lending Strategies, LLC	71,150

Total assets	$4,986,541

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities – income taxes payable	$131,300

Commitments and contingencies	-

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 45,340,090 shares issued and outstanding	453,401
Additional paid in capital	4,897,270
Accumulated deficit since December 31, 2002 when a deficit of $312,527,864 was eliminated in connection with a quasi-reorganization	(495,430)

Total stockholders’ equity	4,855,241

Total liabilities and stockholders’ equity	$4,986,541

The accompanying notes are an integral part of these financial statements

FIRSTPLUS Financial Group, Inc.

Statements of Operations

(Unaudited)

For the Three Months Ended			For the Nine Months Ended
September 30,			September 30
2005		2004	2005	2004

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	663,458	146,761	919,714	172,237

Total operating expenses	663,458	146,761	919,714	172,237

Operating income (loss)	(663,458)	(146,761)	(919,714)	(172,237)

Non-operating income:
Sale of Capital Lending Strategies	-	-	-	697,730
Refund of deposits with state-net	168,731	-	168,731	-
Interest, net	6,769	2,243	12,899	7,446

Income (loss) before provision for income taxes	(487,958)	(144,518)	(738,084)	532,939

Provision for income taxes/(benefit)	28,009	(49,135)	(53,775)	181,200

Net Income (loss)	$(515,967)	$(95,383)	$(684,309)	$351,739

Earnings (loss) per share	$(0.01)	$(0.00)	$(0.02)	$0.01

Weighted average of common shares outstanding	45,197,233	44,340,090	44,913,619	44,340,055

The accompanying notes are an integral part of these financial statements

FIRSTPLUS Financial Group, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004

Cash flow from operating activities:
Net income (loss)	$ (684,309)	$ 351,739
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Gain on sale of investment	-	(697,730)
Accrued interest income	(5,154)	(7,346)
Changes in operating assets and liabilities:
Prepaid expenses	(85,000)	-
Deferred tax asset	(93,300)	11,400
Accounts payable	(29,282)	(162,276)
Income taxes payable	18,400	169,800
Net cash provided (used) by operating activities	(878,645)	(334,413)

Cash flows from investing activities:
Proceeds from sale of Capital Lending Strategies	-	796,580
Collection on bankruptcy estate claim	1,663,644	-
Advances on line of credit Capital Lending Strategies, LLC	-	(15,000)
Collections on line of credit Capital Lending Strategies, LLC	40,159	61,248
Net cash provided (used) by investing activities	1,703,803	842,828

Net increase/(decrease) in cash	825,158	508,415

Cash at the beginning of the period	460,309	16,345

Cash at the end of the period	1,285,467	524,760

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 924	$ -
Taxes	$ 19,600	$ -

The accompanying notes are an integral part of these financial statements

FIRSTPLUS Financial Group, Inc.

Notes to Financial Statements

Note 1.	Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the “SEC”) applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2004 which are contained in the Company’s Annual Report on Form 10-KSB. The results for the nine month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Due to numerous market factors beyond the Company’s control during the fourth quarter of 1998, the Company’s access to those financing sources was unavailable. As a result, the subsidiaries filed a bankruptcy petition under Chapter 11 of the Bankruptcy Code. As part of the plan of reorganization accepted by the bankruptcy court on April 7, 2000, certain creditors of the subsidiaries received a Certificated Interest representing Obligations under the plan of reorganization. FPFG also retained an unsecured interest in monies that it had advanced to its subsidiaries. As payments are made from the former subsidiaries to FPFG, the Obligations to the Certificated Interests are paid.

Note 3.	Concentration of Credit Risk

FPFG at times during operations has cash deposits that exceed $100,000 in one account in individual banks. The Federal Deposit Insurance Corporation (FDIC) insures only the first $100,000 of funds at member banks. FPFG has not incurred losses related to its cash.

Note 4.	Income Taxes

Deferred taxes are recognized for net operating losses that are available for carryback to offset prior taxable income. Based on the September 30, 2005 loss, FPFG will have a net operating loss carryforward available of approximately $460,000. A valuation allowance is provided against the deferred tax asset for future taxable income as realization is uncertain.

Income tax benefit is recorded net of any penalties and interest.

FIRSTPLUS Financial Group, Inc.

Notes to Financial Statements

Note 5.	Quasi-reorganization

The Company Board approved a plan to affect a quasi-reorganization effective December 31, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits a company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves adjusting a company’s assets and liabilities to their fair values. Any remaining deficit in retained earnings is then eliminated by a transfer of amounts from paid-in capital and capital stock, if necessary, giving a company a “fresh start” and a zero balance in retained earnings.

Note 6.	Other Assets

FPFG retains a claim against the bankruptcy estate of its former subsidiaries for monies advanced to them. The bankruptcy trustee set aside $7,880,207 designated for partial payment of that claim. During the third quarter FPFG received $1,663,644 relating to this claim. FPFG, nor the bankruptcy trustee, can estimate the amount or timing of any future payments. FPFG has booked a valuation reserve of $2,900,000 against the amount set aside for potential creditor claims against FPFG.

FPFG owns a minority equity interest in Capital Lending Strategies, LLC (“CLS”). During 2004, it sold approximately 60% of its holdings in CLS which provided FPFG’s working capital. The investment is recorded on the books at the cost basis of $71,150.

Note 7.	Contingencies

FPFG has recorded a valuation allowance of $2,900,000 for potential claims arising from creditors of FPFG and its former subsidiaries. No creditors have initiated a claim against FPFG. FPFG has recorded an allowance since any claim would be dependent on the receipt of funds from the bankruptcy estate of FPFG’s former subsidiaries.

Note 8.	Stockholders’ Equity

Holders of the Company's 7.25% Convertible Subordinated Notes Due 2003 (discharged under a plan of reorganization under Chapter 11 of the Bankruptcy Code dated April 7, 2000) received a Certificated Interest payable from residual funds of the subsidiaries after the secured interests have been paid. Two of the former noteholders received rights to convert a portion of their Certificated Interests into shares of the FPFG's common stock. At September 30, 2005, Certificated Interests held conversion rights to 3,079,356 shares of common stock. (See note 10).

Note 9.	Director Stock Option Plan

The Company has stock options outstanding to participants under the 1995 Non-Employee Director Plan to grant options to members of the Board of Directors who are not employees of the Company or its subsidiaries on the date they become a director. No options under the 1995 Employee Option Plan may be exercised more than ten years from the date of grant.

Each of the four directors holds options, exercisable at $0.10 per option, for the issuance of 300,000 shares of common stock for an aggregate total of 1,200,000 shares. Exercise of the options would have an anti-dilutive effect and therefore are not included in the earnings per share calculations.

FIRSTPLUS Financial Group, Inc.

Notes to Financial Statements

Note 10.	Related Party Transactions

The Company’s executive offices are shared with the facilities leased by Capital Lending Strategies, LLC, which incurs the cost and full responsibility of the lease. There is no formal agreement between the Company and Capital Lending Strategies, LLC with respect to the lease arrangement. Daniel T. Phillips, FPFG’s Director, is a Manager and Member of Capital Lending Strategies, LLC.

The Company has loaned to Capital Lending Strategies, LLC approximately $275,000. The loan balance at September 30, 2005 was $125,045. The line of credit bears interest at the prime rate of interest as established by the Wall Street Journal plus 1% and matures on the second anniversary of any advance on the line of credit.

In 2003, the Company entered into a “reciprocal swap” with Capital Lending Strategies, LLC whereby the Company transferred most of its ownership interests in Capital Lending Strategies, LLC to Capital Lending in exchange for all of the shares of Series D Convertible Preferred Stock of the Company then owned by Capital Lending Strategies, LLC, which represented approximately 51% of the voting stock of the Company. The Company did not transfer back to Capital Lending Strategies, LLC the ownership interests assigned to the plaintiffs’ co-lead counsel in escrow on behalf of the authorized claimants under the settlement of the Company’s consolidated class action lawsuit styled In re: FirstPlus Financial Group, Inc. Securities Litigation, Civil Action No. 3:98-CV-2551-M.

Prior to the reciprocal swap, the mutual ownership positions of the Company and Capital Lending Strategies, LLC resulted in Capital Lending Strategies, LLC holding a controlling interest in the Company and approximately 12% of the Company’s ownership of Capital Lending Strategies, LLC “attributing back” to Capital Lending Strategies, LLC. Following the reciprocal swap, the Company retained the same economic interest in Capital Lending since none of its ownership interest then “attributed back” to Capital Lending Strategies, LLC via Capital Lending Strategies, LLC’s ownership of Company stock. However, Capital Lending Strategies, LLC no longer owns any shares of the Company and is no longer in a position to control the Company through its stock ownership. In May 2004, the Company sold its remaining interest in Capital Lending Strategies, LLC, other than the interest assigned on behalf of the claimants in the class action lawsuit, for $796,580.

In August 2004, the Company made a loan of $100,000 to United Lending Partners, LLC. The original term of the note was for 60 days with an interest rate of 15 percent. The note was renewed twice and became due in February 2005. All of the outstanding principal amount and accrued interest from December 2004 remains due. The loan is currently in default. Due to the uncertainty of collectibility, a valuation reserve for the full amount of the loan was recorded as of December 31, 2004. United Lending Partners, LLC is a subsidiary of Renaissance Acceptance Group, Inc. Daniel T. Phillips, FPFG’s Director, is a director and shareholder of Renaissance Acceptance Group, Inc.

FPFG has an insurance policy with American Financial Services covering its directors and officers. The total premium for the policy is $59,260. Dexter & Company was the broker for the policy. John R. Fitzgerald, FPFG’s Director, is Executive Vice President of Dexter & Company.

FIRSTPLUS Financial Group, Inc.

Notes to Financial Statements

Note 11.	Recent Accounting Pronouncements

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

Item 2.	Management’s Discussion and Analysis or Plan of Operation

General

FIRSTPLUS Financial Group, Inc. (the “Company”) was a diversified consumer finance company that originated, serviced, and sold consumer finance receivables. The Company operated through various subsidiaries until 1998 when macroeconomic factors adversely affected financial markets and largely destroyed the industry’s access to the capital markets. Without access to working capital, the Company’s ability to provide consumer-based products evaporated and, like virtually all its competitors, it saw its business liquidated to satisfy obligations. The Company’s principal operating subsidiary, FIRSTPLUS Financial, Inc. (“FPFI”), engaged in the business of originating, purchasing, marketing and servicing home equity loans. Prior to the collapse of the financial markets, its primary loan product was a credit consolidation or home improvement loan, which was generally secured by a second lien on real property (commonly referred to as a “high loan to value” or “HLTV” loan). Over the course of many years, FPFI originated billions of dollars of loans. By 1998, FPFI had attained a market leadership position in the HLTV loan business.

In March 1999, two of the Company’s wholly-owned subsidiaries, FPFI, and FIRSTPLUS Special Funding Corp., filed for reorganization under Chapter 11 of the United States Bankruptcy Code. FIRSTPLUS Special Funding Corp. was a special purpose entity formed to facilitate certain borrowings by FPFI. The filing was made in the United States Bankruptcy Court for the Northern District of Texas in Dallas. Neither the Company, nor any of its other subsidiaries, sought bankruptcy protection.

Although the Company was not subject to any bankruptcy proceedings, it had no income producing activities and was dependent on its subsidiaries to fund its obligations. FPFI was severely limited in its ability to provide funds to the Company as a result of the bankruptcy filing. The Company’s other significant operating subsidiary at the time, Western Interstate Bancorp (“WIB”), was limited in its ability to release funds to the Company due to its debt covenant restrictions. Additionally WIB’s main operating company, a FDIC-insured industrial loan company, FIRSTPLUS Bank, was also limited in the amount of funds that it could release by way of dividends or intercompany loans due to regulatory restrictions. These limitations caused the Company and its other subsidiaries to experience liquidity issues similar to FPFI.

The liquidity issues leading to the FPFI’s bankruptcy filing and the subsequent lack of operations and sources of income of the Company required significant focus by senior management of the Company. Additionally, senior management concentrated on related strategic issues such as negotiating with lenders and creditors, finding new sources of financing, and reorganizing and recapitalizing the Company. The resources available to the Company have been limited by the liquidity issues and the downsizing of the Company and its operations.

Primarily due to lack of funds, the Company has for the most part been in a dormant capacity for the past several years, except for the increase in litigation related expenses and general and administrative costs due primarily to regulatory filing compliance. In addition, since March 2005, the Company has been subject to a status quo order issued by the district court in the litigation matter described in Part II, Item 1 under the heading “Legal Proceedings—Special Meeting Litigation.” The district court entered the status quo order without affording the Company the ability to be heard on the matter and has continued to extend the status quo order during the course of the proceedings. The status quo order has severely limited the Company’s ability to issue securities or to engage in business activities. Due to the repeated actions of the petitioners in the matter to delay the meeting, the Company has been subject to the status quo order much longer than anticipated.

Since 1999, the Company has managed to avoid bankruptcy by negotiating with creditors and utilizing the anticipated but uncertain cash flow from an allowed unsecured claim against FPFI, more commonly known as the FPFG Intercompany Claim. The Company’s management has withstood the pressure from creditors and avoided bankruptcy primarily by assigning portions of the FPFG Intercompany Claim to various creditors. However, the Company has maintained that one of its strategies has been to create value in the Company so that its prospects are enhanced for the future. The Company has been active in seeking a platform for operations and has pursued several opportunities; however those opportunities were abandoned when the transactions did not meet the expectations of the Company after further examination and the Company learned of opposition to those transactions by certain shareholders.

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

The Company has not identified a target business

To date, the Company has not selected any target business on which to concentrate its search for a business combination. Thus, there is no basis to evaluate the possible merits or risks of any target business or potential transaction into which the Company may enter. To the extent the Company enters into a transaction with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, the Company may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although the Company’s management will endeavor to evaluate the risks inherent in a particular target business, the Company cannot assure you that it will properly ascertain or assess all significant risk factors.

Sources of potential opportunities

The Company anticipates that business opportunities will be brought to its attention from various sources, including its network relationships, who may present solicited or unsolicited proposals. The Company’s officers and directors as well as their affiliates may also bring transaction candidates to the Company’s attention. While the Company does not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, the Company may engage these firms in the future, in which event the Company may pay a finder’s fee or other compensation. In no event, however, will the Company pay any of its existing officers, directors or shareholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to it prior to or in connection with the consummation of a transaction.

Selection of a potential business opportunity and structuring of a transaction

In evaluating a prospective business opportunity or transaction, the Company will consider, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business opportunity or transaction will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by the Company’s management in pursuing the business opportunity or transaction consistent with the Company’s overall strategy. In evaluating a prospective business opportunity or transaction, the Company will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to the Company.

The fair market value of such business will be determined by the Company’s Board of Directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If the Board of Directors is not able to independently determine that the target business has a sufficient fair market value, the Company will obtain an opinion or valuation from an unaffiliated, independent investment banking or business valuation firm with respect to the satisfaction of such criteria. For example, a valuation was obtained for the Company’s proposed transaction with New Freedom Mortgage Corporation in 2001, although the transaction was not consummated, and the Company obtained a fairness opinion with respect to its initial equity investment in Capital Lending in 2002.

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

Probable lack of business diversification

While the Company may seek to pursue business opportunities with more than one target business, it is probable that the Company will have the ability to pursue only a single business opportunity or transaction. Accordingly, the prospects for the Company’s success may be entirely dependent upon the future performance of a single business or investment. Unlike other entities that may have the resources to complete several transactions in multiple industries or multiple areas of a single industry, it is probable that the Company will not have the resources to diversify its operations or benefit from the possible spreading of risks or offsetting of losses. The Company’s lack of diversification may:

•

subject the Company to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which it may operate subsequent to a transaction, and

•	result in the Company’s dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ management

Although the Company intends to closely scrutinize a prospective business opportunity or transaction, the Company cannot assure you that its assessment of the prospective business opportunity or transaction will prove to be correct. Furthermore, the future role of the Company’s officers and directors, if any, in a prospective business opportunity or transaction cannot presently be stated with any certainty. While it is possible that one or more of the Company’s current officers and directors will remain associated in some capacity with the Company following a prospective business opportunity or transaction, it is unlikely that any of them will devote their full efforts to the Company’s affairs subsequent to prospective business opportunity or transaction. Moreover, the Company cannot assure you that its officers and directors will have significant experience or knowledge relating to the operations of the particular prospective business opportunity or transaction.

Following a transaction, the Company may seek to recruit additional executive officers or employees to supplement its current management. The Company cannot assure you that it will have the ability to recruit additional executive officers or employees, or that additional executive officers or employees will have the requisite skills, knowledge or experience necessary to enhance the Company’s current management.

Competition

In identifying, evaluating and selecting a business opportunity, the Company expects to encounter intense competition from other entities having similar business objectives. Many of these entities are well established and have extensive experience identifying and effecting business opportunities directly or through affiliates. Many of these competitors possess greater technical, human and other resources than the Company and its financial resources will be relatively limited when contrasted with those of many of these competitors. While the Company believes there are numerous potential business opportunities or transactions that may be available to it, the Company’s ability to compete in pursuing these opportunities or transactions will be limited by its available financial resources. This inherent competitive limitation gives others an advantage in pursuing these business opportunities or transactions.

Any of these obligations may place the Company at a competitive disadvantage in successfully pursuing a business opportunity or transaction. The Company believes, however, that its network relationships and the experience of its management team and Board of Directors may give it a competitive advantage over other competitors for pursuing business opportunities or transactions.

Financial Reporting Issues

In January 1999, the Company announced that it would be implementing new accounting guidance regarding the valuation of its retained interests from securitization transactions which had been recently provided by the Financial Accounting Standards Board (“FASB”). FASB issued a draft Special Report (“A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Questions and Answers, Second Edition”) which was finalized during December 1998. In this Special Report, FASB concluded that the “cash-out” method of valuing retained interests should be used to estimate fair value. The SEC Staff announced in December 1998 that the change to the “cash-out” method should be made by restatement. Based on this guidance, the Company decided to revise its methodology for estimating the fair value of certain financial instruments for each of the fiscal years in the three-year period ended September 30, 1997, the three-month transition period ended December 31, 1997, and the first three quarters of the fiscal year ended December 31, 1998. As the Company disclosed in its Form 10-Q for the quarter ended September 1998, it was expected that the impact would be material to the results of all prior periods.

As a result of limited resources and conflicting demands, the Company has not completed its analysis necessary to complete the restatement. In addition, the Company has not had the financial resources or personnel to prepare and file its periodic reports with the SEC. In July 2005, the Company received a letter from the SEC directing the Company to file all required reports or become subject to a revocation of registration under the Securities Exchange Act of 1934. In connection with the shareholders’ meeting described under the heading “Legal Proceedings—Special Meeting Litigation,” the Company has obtained audited financial statements it believes to be sufficient to distribute a proxy statement and solicit proxies for the shareholders’ meeting and election of directors. However, this information alone will not cure the Company’s reporting delinquencies with the SEC. The Company has initiated discussions with the SEC regarding its compliance issues and has started the process to prepare its plan to correct any SEC reporting delinquencies.

Following the settlement of the Company’s securities class action proceedings in 2003, the Company began to analyze the extent of its liabilities and reporting compliance issues. In 2004, the Company received a small return on its investment in Capital Lending which allowed it to pay mounting debts and begin becoming compliant with its charter requirements in the State of Nevada. This also allowed the Company to organize its financial records in preparation for an audit of its financial statements for the year ended December 31, 2004, which is an expensive and time consuming process. Through changes in management and the nature of FPFI’s bankruptcy and litigation filed against the Company, the business records have been scattered. As a result, gathering the necessary information to complete audited financial statements has taken more time than anticipated or would be required under other circumstances. The Company cannot currently estimate when it will complete the restatement or the delinquent reports for past time periods.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the “safe harbor” provisions under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The Company uses forward-looking statements in its description of its plans and objectives for future operations and assumptions underlying these plans and objectives, as well as in its expectations, assumptions, estimates and projections about the Company’s business and industry. These forward-looking statements involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this report.

Forward-looking terminology includes the words “may”, “expects”, “believes”, “anticipates”, “intends”, “projects” or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based upon the Company’s current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in its expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

Item 3.	Controls and Procedures

The Company’s management, with the participation of its Principal Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

The Company has implemented the following changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Since 1999, the Company was essentially a dormant company without sufficient resources to retain an independent auditor. Prior to 1999, the Company’s main operating entity employed a large accounting staff responsible for the Company’s extensive accounting needs and financial reporting. Prior to its collapse, FPFI’s operations were geographically dispersed and its accounting records had not been centralized in Dallas. When FPFI filed for bankruptcy protection in 1999, FPFI employees who maintained the Company’s records were inundated with creditor demands for information. Following FPFI’s bankruptcy, virtually all of FPFI’s remaining accounting personnel were laid off. The Company, with its very limited personnel, attempted to maintain control over its records, but most of those records remained fragmented or under the control of the FPFI bankruptcy estate.

In January 2004, the Company attempted to assemble the fragmented records in an effort to develop a workable set of books and records. The individuals involved with this endeavor, while not employed by the Company, volunteered to help and worked diligently to assemble the fragmented records. By the beginning of 2005, the Company had finally gathered a workable set of books and records to begin the process of obtaining audited financial statements for 2004 and attempted to gather the books and records necessary to address the deficiencies in the Company’s financial reporting, including its periodic reports under the Exchange Act.

PART II	Other Information

Item 1.	Legal Proceedings.

Special Meeting Litigation

In March 2005, a group of Company shareholders commenced a court action, styled Danford L. Martin, et al. v. FirstPlus Financial Group, Inc., et al., in the Second Judicial District Court for the State of Nevada (the “Election Suit”) to compel a shareholders’ meeting and election of directors. The Company has treated the Election Suit as a valid request for meeting pursuant to the bylaws. During the hearings in the district court and in discussions with the petitioners in the Election Suit, the Company has at all times insisted that the meeting and the election be conducted in accordance with all applicable laws, regulations and procedures.

The petitioners submitted two separate plans of election that the Company believed would have, if adopted by the district court, resulted in a meeting (i) without providing shareholders with customary and necessary information on the subject of the election, (ii) that would have failed to convene a quorum, (iii) that would have failed to yield a valid outcome under the Company’s articles of incorporation and bylaws and applicable law, and (iv) that would have violated applicable law in numerous respects. In fact, under one of the petitioners’ proposed plans of election, the solicitation of proxies and provision of information to shareholders regarding the subject of the meeting would have been expressly forbidden. The Company’s position has at all times been that the shareholders should receive the required disclosures about the Company and about the persons soliciting votes, including those persons soliciting votes in opposition to the Company.

The district court has directed that a shareholders’ meeting and election of directors, utilizing the proxy process, be held. The meeting is currently scheduled for November 16, 2005 in Reno, Nevada. The Company has informed the petitioners that it intends to follow applicable laws, regulations and, except to the extent otherwise expressly directed by the district court, provisions of the Company’s articles of incorporation and bylaws in the conduct of the meeting and the election.

Although it was not required to do so, the Company has paid attorney’s fees for the petitioners in an aggregate amount of $25,000 and has agreed to pay printing and distribution fees for petitioners’ proxy materials in an amount not to exceed an aggregate of $20,000, which the parties have stipulated fully satisfies any and all requests petitioners have made or could have made in the future concerning reimbursement for petitioners’ attorneys’ fees and expenses associated with the Election Suit.

As described in the Company’s Form 8-K filed with the Securities and Exchange Commission on August 11, 2005, upon the request from the petitioners, the Company previously agreed to postpone the date of the shareholders’ meeting and election of directors from September 1, 2005 to November 16, 2005. On October 31, 2005, the petitioners filed an Emergency Motion to Continue Date of Election of Directors. Despite the Company’s objections, the district court agreed to continue the election.

Because the Company was prepared to have the shareholders’ meeting and election of directors on the scheduled date, the Company requested the Nevada Supreme Court to rescind the district court’s decision to grant a “continuance” of the meeting and election date or to prohibit the district court from “continuing” the date of the meeting and election of directors. The Nevada Supreme Court denied the petition.

On November 15, 2005, the Company and the petitioners participated in a status hearing at the district court. At the hearing, upon the request of the petitioners and again over the Company’s objections, the district court reset the meeting date for January 13, 2006. To comply with the district court’s order, the Company will have to reset the record date, originally set for October 10, 2005. On November 18, 2005, the Company filed a petition with the Nevada Supreme Court requesting that the Nevada Supreme Court rescind the decision of the district court to reset the date for the shareholders’ meeting and election of directors or to prohibit the district court from resetting the date of the shareholders’ meeting and election date, and the Company is awaiting the decision of the Nevada Supreme Court. The Company is considering available remedies to maintain the current record date and have the Special Meeting and election of directors by December 9, 2005.

Because of the short notice and potential confusion regarding the meeting date, the Company appeared at the meeting place at the previously scheduled meeting time to greet any shareholders who made travel plans and did not receive any notice of the continued meeting date. At such time, the Company provided brief remarks regarding the continuance and the status of the meeting but did not convene a meeting of shareholders or an election of directors, respond to shareholder inquiries or solicit or accept votes on any matter.

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

FIRSTPLUS Financial Group, Inc.

Dated: November 21, 2005	/s/ Jack (J.D.) Draper
Jack (J.D.) Draper

President and Chief Executive Officer

(Principal Executive and Accounting Officer)