Form 10KSB
period 2005-12-31
FIRSTPLUS FINANCIAL GROUP INC
filed 2006-03-31
CIK 1000368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-27750

FIRSTPLUS Financial Group, Inc.

(Name of small business issuer in its charter)

Nevada	75-2561085
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

0-27750
(Commission File Number)

5100 North O’Connor Blvd., 6th Floor Irving, Texas	75039
(Address of Principal Executive Offices)	(Zip Code)

(214) 231-7600
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.01 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Registrant’s revenues for its most recent fiscal year: $0

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

Aggregate market value of Registrant’s voting and non-voting common equity held by non-affiliates: Based upon the closing price at March 29, 2006 ($0.16), the aggregate market value was $7,238,298.56.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 27, 2006, the issuer had 45,340,090 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement pertaining to the 2006 Special Meeting of Shareholders (the “Proxy Statement”) and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.

Transitional Small Business Disclosure Format (Check one): Yes [  ]  No [X]

GENERAL NOTE

Except where otherwise stated, references in this document to “us,” “we,” “FPFG” or “the Company” refer to FIRSTPLUS Financial Group, Inc. (“FIRSTPLUS”). This Form 10-KSB contains forward-looking statements within the meaning of the “safe harbor” provisions under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives, as well as in our expectations, assumptions, estimates and projections about our business and industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report.

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

General

FIRSTPLUS Financial Group, Inc. (the “Company”) was incorporated in 1994 in the State of Nevada. The Company was a diversified consumer finance company that originated, serviced, and sold consumer finance receivables. The Company operated through various subsidiaries until 1998 when macroeconomic factors adversely affected financial markets and largely destroyed the industry’s access to the capital markets. Without access to working capital, the Company’s ability to provide consumer-based products evaporated and, like virtually all its competitors, it saw its business liquidated to satisfy obligations. The Company’s principal operating subsidiary at that time, FIRSTPLUS Financial, Inc. (“FPFI”), engaged in the business of originating, purchasing, marketing and servicing home equity loans. Prior to the collapse of the financial markets, its primary loan product was a credit consolidation or home improvement loan, which was generally secured by a second lien on real property (commonly referred to as a “high loan to value” or “HLTV” loan). Over the course of many years, FPFI originated billions of dollars of loans. By 1998, FPFI had attained a market leadership position in the HLTV loan business.

In March 1999, two wholly-owned subsidiaries then owned by the Company, FPFI, and FIRSTPLUS Special Funding Corp., filed for reorganization under Chapter 11 of the United States Bankruptcy Code. FIRSTPLUS Special Funding Corp. was a special purpose entity formed to facilitate certain borrowings by FPFI. The filing was made in the United States Bankruptcy Court for the Northern District of Texas in Dallas. Neither the Company, nor any of its other subsidiaries, sought bankruptcy protection.

Although the Company was not subject to any bankruptcy proceedings, it had no income producing activities and was dependent on its subsidiaries to fund its obligations. FPFI was severely limited in its ability to provide funds to the Company as a result of the bankruptcy filing. The Company’s other significant operating subsidiary at the time, Western Interstate Bancorp (“WIB”), was limited in its ability to release funds to the Company due to its debt covenant restrictions. Additionally, WIB’s main operating company, a FDIC-insured industrial loan company, FIRSTPLUS Bank, was also limited in the amount of funds that it could release by way of dividends or intercompany loans due to regulatory restrictions. These limitations caused the Company and its other subsidiaries to experience liquidity issues similar to FPFI.

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

Primarily due to lack of funds, the Company has for the most part been in a dormant capacity for the past several years. In addition, the Company’s operating subsidiaries, including FPFI and WIB, had been transferred from the Company to a trust pursuant to the FPFI bankruptcy proceedings. As a result, the company has no interest in FPFI or its assets other than its interest in the FPFI Intercompany Claim.

The Company currently has one employee, its President and Chief Executive Officer, Mr. Jack (J.D.) Draper. Mr. Draper does not have an employment agreement with the Company. Since 1999, the Company has managed to avoid bankruptcy by negotiating with creditors and utilizing the anticipated but uncertain cash flow from an allowed unsecured claim against FPFI, more commonly known as the FPFG Intercompany Claim. The Company’s management has withstood the pressure from creditors and avoided bankruptcy primarily by assigning portions of the FPFG Intercompany Claim to various creditors. However, the Company has maintained that one of its strategies has been to create value in the Company so that its prospects are enhanced for the future. The Company has been active in seeking a platform for operations and has pursued several opportunities; however, those opportunities were abandoned when the transactions did not meet the expectations of the Company after further examination and the Company learned of opposition to those transactions by certain shareholders.

Executive Officers

The Company’s executive officers are as follows:

Jack (J.D.) Draper. Mr. Draper has served as President and Chief Executive Officer since 2003. Mr. Draper is co-founder of FIRSTPLUS Financial, Inc. and has 25 years of progressive management experience in the mortgage, second mortgage and property improvement industries. Mr. Draper is recognized as a compliance specialist in state and federal lending laws. Mr. Draper is skilled in quality control plan development, fiscal planning and budget administration and has particular expertise in strategic planning, operations management and project management. Before being appointed President and CEO of the Company in 2003, Mr. Draper held the following executive leadership positions with companies in the financial services industry:

•	President and CEO, LDI Financial Inc., 2002–2003

•	Senior Vice President, 19th Investment Corporation, 2000–2002

•	Chief Operating Officer, Heritage Organization/Capital Lending Strategies, LLC, 1999–2000

•	Senior Vice President, PSB Lending Corporation, 1999

•	President and CEO, LDI Financial Inc., 1996–1999

•	Liquidation Specialist, Federal Deposit Insurance Corporation, 1990–1992

•	Co-Founder-President, SFA: State Financial Acceptance Corp, 1989–1993

ITEM 2.	DESCRIPTION OF PROPERTY.

The Company’s executive offices are shared with the facilities leased by Capital Lending Strategies, LLC (“Capital Lending”), which incurs the cost and full responsibility of the lease. There is no formal agreement between the Company and Capital Lending with respect to the lease arrangement.

ITEM 3.	LEGAL PROCEEDINGS.

Grantor Trust Litigation

In 2002, the Company as sole settlor and sole beneficiary established the FirstPlus Financial Group, Inc. Grantor Residual Trust (the “Grantor Trust”) and assigned to the Grantor Trust the Company’s remaining interest in the FPFG Intercompany Claim. The initial trustee of the Grantor Trust was George T. Davis (“Davis”).

In November 2004, the Company appointed two additional trustees for the Grantor Trust. Thereafter, those additional trustees sought to reach agreement with Davis (who remained as a trustee) concerning the distribution of funds which were beginning to flow to the Grantor Trust from the FPFI bankruptcy. Davis challenged the appointment of the additional trustees and refused to agree to a distribution proposed by the Company. The Company and the additional trustees filed suit in Texas state court in Dallas (FirstPlus Financial Group, Inc., Michael Montgomery, Jack Draper and The FirstPlus Financial Group Grantor Residual Trust v. George T. Davis and The FPFI Creditor Trust; Civil Action No. 05-02962; in the 298th District Court of Dallas County, Texas) (the “Trust Suit”) seeking declaratory relief against Davis and the FPFI creditors’ trust to the effect that the additional trustees had been properly appointed and were authorized to act.

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

Distributions on the FPFG Intercompany Claim, including distributions to the Grantor Trust, became available in the fourth quarter of 2004. Prior to the actual distribution of funds to the Grantor Trust, a dispute arose with Davis concerning the validity of the Company’s appointment of additional trustees for the Grantor Trust. Because this unresolved issue led to uncertainty on the part of the Creditor Trust as to who could properly direct the distribution of funds to the Grantor Trust, the Creditor Trust requested that the bankruptcy court take custody of the funds and resolve the trustee issue. The bankruptcy court determined, however, that it did not have jurisdiction to resolve that dispute and dismissed the Creditor Trust’s request. Immediately thereafter, the Company initiated the Trust Suit in Texas state court. That action remains pending, and while funds totaling approximately $12 million are currently available for distribution by the Creditor Trust to the Grantor Trust, no such funds have actually been distributed to the Grantor Trust due to the dispute over the trustee issue.

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

In light of Davis’ behavior concerning the Grantor Trust’s sole source of revenue and disregarding the need to pay creditors with valid claims, the Board of Directors believed that appointing two additional trustees to the Grantor Trust would improve relations with the Creditor Trust and ensure that provisions for the creditors of FirstPlus would be made. The Company did not remove Davis as trustee at that time.

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

On February 17, 2006, the court in the Trust Suit granted the Company’s motion for partial summary judgment against Davis. In granting the partial summary judgment, the court determined that:

•	the Company is the sole beneficiary of the Group Trust;

•	the Company, as the sole settlor and sole beneficiary, has the ability to appoint additional trustees;

•	the Company properly appointed the additional trustees;

•	by virtue of the appointment of additional trustees, Davis is not the sole trustee of the Group Trust; and

•	a majority of the appointed trustees are authorized to direct distributions from the FPFI Creditor Trust to the Group Trust.

The court has not yet entered a final judgment in the lawsuit on these matters, and ancillary claims regarding the validity of the Company’s termination of Mr. Davis and attorneys fees are still pending in the lawsuit. However, the Company believes that the court’s ruling will finally allow the trustees of the Group Trust to conduct the business of the Group Trust.

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

The petitioners submitted two separate plans of election that the Company believed would have, if adopted by the court, resulted in a meeting:

•	without providing shareholders with customary and necessary information on the subject of the election;

•	that would have failed to convene a quorum;

•	that would have failed to yield a valid outcome under the Company’s articles of incorporation and bylaws and applicable law; and

•	that would have violated applicable law in numerous respects.

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

The court has directed that a shareholders’ meeting and election of directors, utilizing the proxy process, be held. The meeting is currently scheduled for April 28, 2006 in Reno, Nevada. The Company has informed the petitioners that it intends to follow applicable laws, regulations and, except to the extent otherwise expressly directed by the court, provisions of the Company’s articles of incorporation and bylaws in the conduct of the meeting and the election.

The shareholders’ meeting and election of directors was originally scheduled for September 1, 2005. Petitioners’ counsel requested that the Company postpone the shareholders’ meeting to November 16, 2005, and the Company agreed to this date. In November 2005, the Company and the petitioners participated in a status hearing at the court. At the hearing, upon the request of the petitioners and over the Company’s objections, the court reset the meeting date for January 13, 2006. In December 2005, the court again “reset” the meeting date to April 28, 2006 after the Company explained that the parties would not have been able to comply with a January 2006 meeting date for regulatory reasons.

In February 2006, the Company filed an answer and counterclaim in the Election Suit. Although the Company has treated the Election Suit as a valid request for a meeting in accordance with the Company’s bylaws, after reviewing the several amendments to the petitioners’ proxy materials and the behavior of the petitioners and their advisors during the Election Suit, the Company filed the counterclaim to address the damages incurred by the Company and its shareholders due to the actions of the petitioners, two purported “committees” that are in no way affiliated with the Company and the controlling persons of the purported “committees.”

In the counterclaim, the Company has alleged, among other things, that:

•	the purported “committees” have used their improper influence and control over Davis, the Company’s former director and Vice President — Shareholder Relations, both during his time in office with the Company and after the termination of his positions with the Company, and as a result have breached their duties to the Company and caused Davis to breach his duties to the Company;

•	the “committees” have exerted this improper influence and control over Davis to interfere with the Company’s business and to obtain material non-public information about the Company and to selectively use or disseminate that information, and as a result have breached their duties to the Company and caused Davis to breach his duties to the Company;

•	the “committees” have exerted this improper influence and control over Davis in Davis’ role as trustee of the Grantor Trust described below to the detriment of the Company and the FPFI Intercompany Claim, and as a result have breached their duties to the Company and caused Davis to breach his duties to the Company;

•	members of the “committees” and certain other petitioners improperly traded shares of the Company’s common stock based upon the publishing of reports by one of the “committees” which ignored or purposely misstated the amount of the Company’s liabilities and assets, causing the price of the Company’s common stock to fluctuate with the issuance of the reports and that such conduct constitutes part of a scheme and artifice to manipulate the market for the personal financial gain of such petitioners, to create support for the slate of nominees which may be nominated by one of the “committees” in the upcoming election of directors and to secure additional monetary contributions to fund the litigation and further the scheme;

•	one or more of the petitioners who controlled the content and timing of the “committee reports” published and disseminated false and misleading information about the Company in those reports and coordinated their trades in Company common stock with the release of those reports;

•	the petitioners have engaged in an ongoing campaign of misinformation regarding the Company and its officers and directors on various websites, including making false statements to the court, the Company and the Company’s shareholders in the Election Suit; and

•	the petitioners have abused the Election Suit to further a scheme of manipulation of the court process and the election by using a court order to, among other things, delay the Company’s performance with a pre-existing contract and subjecting the Company to possible penalties under the contract, delaying the meeting due to their refusal or inability to properly file their proxy materials with the Securities and Exchange Commission, inducing the Company to enter into agreements regarding the special meeting date and a mediation proposed by the petitioners and subsequently breaching such agreements.

Although it was not required to do so, the Company has paid attorney’s fees for the petitioners in an aggregate amount of $25,000 and agreed to pay printing and distribution fees for petitioners’ proxy materials in an amount not to exceed an aggregate of $20,000, which the parties have stipulated fully satisfies any and all requests petitioners have made or could have made in the future concerning reimbursement for petitioners’ attorneys’ fees and expenses associated with the Election Suit. The Company has applied the $20,000 amount to the printing and mailing costs it incurred in connection with its attempt to hold the shareholders’ meeting in November 2005 that was delayed by the court upon the request of the petitioners.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public trading market for the Company’s common stock. The Company’s common stock is quoted under the symbol “FPFX” in the Pink Sheets. As of March 27, 2006, there were 1,293 shareholders of record of the Company’s common stock and 45,340,090 shares issued and outstanding. The Company has not paid any dividends on its common stock in the last two fiscal years. The Company has not had any revenues in the last two fiscal years. However, proposed distributions to the Company’s shareholders from the Grantor Trust are discussed in Item 3, Legal Proceedings, under the heading “Grantor Trust Litigation.” Distributions from the Grantor Trust are limited by the terms of the Grantor Trust’s trust agreement, which forbids distributions from the trust estate to shareholders if the distribution would render the Company insolvent.

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

In March 1999, two wholly-owned subsidiaries then owned by the Company, FPFI, and FIRSTPLUS Special Funding Corp., filed for reorganization under Chapter 11 of the United States Bankruptcy Code. FIRSTPLUS Special Funding Corp. was a special purpose entity formed to facilitate certain borrowings by FPFI. The filing was made in the United States Bankruptcy Court for the Northern District of Texas in Dallas. Neither the Company, nor any of its other subsidiaries, sought bankruptcy protection.

FPFI’s plan of reorganization was confirmed on April 7, 2000 by the United States Bankruptcy Court, Northern District of Texas, Dallas Division. The plan of reorganization provided for the creation of the FPFI Creditor Trust (the “Creditor Trust”) to facilitate implementation of the plan of reorganization, to hold trust assets for the benefit of the beneficiaries, to resolve claims, to make distributions in accordance with the plan of reorganization and to provide various administrative services related to the Creditor Trust and the implementation of the plan of reorganization. Under the plan of reorganization, the Company still owned FPFI but could not transfer its interest in FPFI until the Creditor Trust terminates. However, the Creditor Trust trustee is the sole officer and director of FPFI. The stock was transferred to a voting trust whereby the voting trust would have the sole power to hold and vote the stock. As a result, the Company has no interest in FPFI or the Creditor Trust’s assets other than its interest in the FPFI Intercompany Claim.

In the plan of reorganization, the Company was able to resolve many of its own creditor claims through the plan of reorganization. In addition, the Company received the FPFG Intercompany Claim as a general unsecured claim defined in the plan of reorganization to be in an amount that was not to be less than $50 million. By being a holder of the FPFG Intercompany Claim, the Company became a beneficiary of the Creditor Trust. Under the plan of reorganization, the Company would only receive distributions as a beneficiary of the Creditor Trust from payments on the FPFG Intercompany Claim based on a previous series of securitized loan pools that had been sold in the marketplace. At that time, the amount and timing of cash flow from residuals were completely unknown. The Company has no operations with respect to, or any control over, the securitized loans.

To settle other claims asserted against it, the Company assigned portions of the FPFG Intercompany Claim to various creditors. Consistent with the plan of reorganization, in settlement of the claims of the holders of the Company’s 7.25% Convertible Subordinated Notes due 2003, the bondholders received an instrument representing the right to receive an assignment of 25% of the FPFG Intercompany Claim, permitting the bondholders to become a direct beneficiary of the Creditor Trust, and an agreement to instruct the Creditor Trust to make two payments to the bondholders of $1,428,000 based on certain conditions. The bondholder settlement was consummated in June 2001. Two of the bondholders also received agreements allowing them to convert portions of their new interest into an aggregate of 5,555,000 shares of the Company’s common stock. The Company believes that it is entitled to a reassignment of a portion of the new interests from the bondholders with conversion rights and has initiated discussions with one of the holders and the trustee for the new interests regarding the reassignment.

At the closing of the plan of reorganization, in settlement of claims of Paine Webber Real Estate Securities Inc. (“Paine Webber”), the Company assigned a 22% interest in the FPFG Intercompany Claim to Paine Webber allowing Paine Webber to become a direct beneficiary of the Creditor Trust. The Paine Webber claim has been settled, and the Company recovered the assignment from Paine Webber in August 2005.

The Company has agreed to pay 1.86% of the distributions it receives, up to an aggregate amount of $931,000, on the FPFG Intercompany Claim to Thaxton Investment Corporation (“Thaxton”). The amounts payable to Thaxton are based on a settlement of disputes concerning the purchase price paid by Thaxton to FirstPlus Consumer Finance, Inc. (“Consumer Finance”), then a subsidiary of the Company, pursuant to the sale of all of the assets of Consumer Finance to Thaxton in 1999.

The Company has previously discussed with other creditors settlement of various claims by assignment of portions of the FPFG Intercompany Claim. For example, the Company had agreed to assign a 7.6% interest in the distributions to its former landlord in connection with amendments to the Company’s then existing lease for its executive and administrative offices. However, negotiations with this landlord and other parties have been dormant in recent years. There is no assurance that these parties may not assert claims in excess of the Company’s current estimate of the value of these claims or that there are no additional parties who may assert claims with respect to the FPFG Intercompany Claim. Since the bankruptcy proceedings, the FPFG Intercompany Claim had been the only substantial asset of the Company and the only source of potential payment for its obligations. The Company has booked a valuation reserve of approximately $3.0 million against the amount set aside for potential creditors claims.

There can be no assurance as to the ultimate value of the FPFG Intercompany Claim or the timing of distributions on the FPFG Intercompany Claim.

Although the Company was not subject to any bankruptcy proceedings, it had no income producing activities and was dependent on its subsidiaries to fund its obligations. FPFI was severely limited in its ability to provide funds to the Company as a result of the bankruptcy filing. The Company’s other significant operating subsidiary at the time, Western Interstate Bancorp (“WIB”), was limited in its ability to release funds to the Company due to its debt covenant restrictions. Additionally, WIB’s main operating company, an FDIC-insured industrial loan company, FIRSTPLUS Bank, was also limited in the amount of funds that it could release by way of dividends or intercompany loans due to regulatory restrictions. These limitations caused the Company and its other subsidiaries to experience liquidity issues similar to FPFI.

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

Primarily due to lack of funds, the Company has for the most part been in a dormant capacity for the past several years. Since 1999, the Company has managed to avoid bankruptcy by negotiating with creditors and utilizing the anticipated but uncertain cash flow from an allowed unsecured claim against FPFI, more commonly known as the FPFG Intercompany Claim. As of December 31, 2005, the Company had approximately $1.3 million in cash and cash equivalents which management believes will be sufficient to cover operating expenses for the next twelve months. As of March 31, 2006, the trustee of the Creditor Trust has set aside approximately $12 million for the Grantor Trust, for which the Company is the sole beneficiary. The Company does not believe it will have to raise additional funds in the next twelve months.

The Company’s management has withstood the pressure from creditors and avoided bankruptcy primarily by assigning portions of the FPFG Intercompany Claim to various creditors. However, the Company has maintained that one of its strategies has been to create value in the Company so that its prospects are enhanced for the future. The Company has been active in seeking a platform for operations and has pursued several opportunities; however, those opportunities were abandoned when the transactions did not meet the expectations of the Company after further examination and the Company learned of opposition to those transactions by certain shareholders.

Strategic Plan

Although the Company is not pursuing any specific opportunities at this time, it is reviewing the marketplace and its strategic plan. The areas for opportunity may include buying an existing company, merging with a growing concern or entering into a joint venture. In 2004, the Company received a substantial return on its investment in Capital Lending, a startup company which provides financial and risk services offering insured loan programs to financial institutions. In recent years, the financial services industry has seen substantial growth and the Company is confident that this trend will continue. The Company has engaged a consultant to assist in the development and implementation of its strategic plan. The Company offers strong leadership with the vision and passion needed to catapult the Company into any sector of the industry.

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

Financial Reporting Issues

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On June 3, 2005, the Company engaged Lightfoot Guest Moore & Co., PC, as its independent auditor for the year ending December 31, 2004. The Company had not formally had an independent auditor since September 1999, when Ernst & Young LLP resigned as the Company’s principal accountant. The resignation of Ernst & Young LLP was discussed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 6, 1999.

The Company disclosed the engagement of Lightfoot Guest Moore & Co., PC in a Current Report on Form 8-K filed with the SEC on September 22, 2005 (the “Form 8-K”), which included the following information:

On June 3, FirstPlus Financial Group, Inc. (the “Company”) engaged Lightfoot Guest Moore & Co., PC as its new independent registered public accounting firm.

During the fiscal years ended December 31, 2004 and 2003 and through June 3, 2005, the Company had not consulted Lightfoot Guest Moore & Co., PC regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither written nor oral advice was provided to the Company nor oral advice that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any manner that was either the subject of a disagreement or event identified in response to paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

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

As a result of limited resources and conflicting demands, the Company has not completed its analysis necessary to complete the restatement. In addition, the Company has not had the financial resources or personnel to prepare and file its periodic reports with the SEC. In July 2005, the Company received a letter from the SEC directing the Company to file all required reports or become subject to a revocation of registration under the Securities Exchange Act of 1934. In connection with the shareholders’ meeting described under the heading “— Litigation — Special Meeting,” the Company has obtained audited financial statements it believes to be sufficient to distribute a proxy statement and solicit proxies for the shareholders’ meeting and election of directors. However, this information alone will not cure the Company’s reporting delinquencies with the SEC. The Company has initiated discussions with the SEC regarding its compliance issues and has started the process to prepare its plan to correct any SEC reporting delinquencies.

Following the settlement of the Company’s securities-related class action lawsuit in 2003, the Company began to analyze the extent of its liabilities and reporting compliance issues. In 2004, the Company received a small return on its investment in Capital Lending which allowed it to pay mounting debts and begin becoming compliant with its charter requirements in the State of Nevada. This also allowed the Company to organize its financial records in preparation for an audit of its financial statements for the year ended December 31, 2004, which is an expensive and time consuming process. Through changes in management and the nature of FPFI’s bankruptcy and litigation filed against the Company, the business records have been scattered. As a result, gathering the necessary information to complete audited financial statements has taken more time than anticipated or would be required under other circumstances. The Company cannot currently estimate when it will complete the restatement or the delinquent reports for past time periods.

FIRSTPLUS Financial Group, Inc.

ITEM 7.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FIRSTPLUS Financial Group, Inc.
Irving, Texas

We have audited the accompanying balance sheet of FIRSTPLUS Financial Group, Inc. as of December 31, 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FIRSTPLUS Financial Group, Inc. at December 31, 2005 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company effected a quasi-reorganization in December 2002. In conjunction with the accounting for the quasi-reorganization, the Company adjusted the recorded value of specific assets and liabilities to fair value. In addition, as required by quasi-reorganization accounting, the Company early adopted Statement of Financial Accounting Standards (“SFAS) No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 143, “Accounting for Asset Retirement Obligations,” SFAS No. 14, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 145, “Rescission of FASB Statements No.4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

/s/ Lightfoot Guest Moore & Co., PC

Dallas, Texas
March 29, 2006

FIRSTPLUS Financial Group, Inc.

BALANCE SHEET

December 31, 2005
ASSETS:
Cash and cash equivalents	$1,304,395

Total current assets	1,304,395

Accounts receivable Capital Lending Strategies, LLC	117,786
Claim from bankruptcy estate (see note 3)	8,974,326
Deferred tax asset	93,300
Investment in Capital Lending Strategies, LLC	71,150

Total assets	$10,560,957

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accrued expenses	$161,210
Current liabilities — income taxes payable	93,300

Total current liabilities	254,510
Commitments and contingencies	—

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 45,340,090 shares issued and outstanding	453,401
Additional paid in capital	11,490,171
Retained earnings since December 31, 2002 when a deficit of $312,527,864 was eliminated in connection with a quasi-reorganization	(1,637,125)

Total stockholders’ equity	10,306,447
Total liabilities and stockholders’ equity	$10,560,957

See accompanying notes to financial statements

FIRSTPLUS Financial Group, Inc.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004
Revenues	$—	$—

Operating expenses:
General and administrative	1,945,996	253,245

Total operating expenses	1,945,996	253,245

Operating income (loss)	(1,945,996)	(253,245)

Non-operating income:
Gain on sale of Capital Lending Strategies, LLC	—	699,333
Loss on loan default	—	(100,000)
Interest, net	26,691	12,080

Income (loss) before provision for income taxes	(1,919,305)	358,168

Provision for income taxes/(benefit)	(93,300)	104,700

Net income (loss)	$(1,826,005)	$253,468

Earnings (loss) per share	$(0.04)	$0.01

Weighted average of common shares outstanding	45,019,542	44,340,064

See accompanying notes to financial statements

FIRSTPLUS Financial Group, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005 and 2004

	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2003	44,338,505	$443,385	$4,897,270	$(64,588)	$5,276,067

Issuance of stock on conversion of certificated interests	1,585	16			16

Net income		—	—	253,468	253,468

Balance, December 31, 2004	44,340,090	443,401	4,897,270	188,880	5,529,551

Issuance of stock on conversion of certificated interests	1,000,000	10,000	(10,000)		—

Revaluation of amounts adjusted in quasi-reorganization (notes 3, 5 and 7)			6,602,901		6,602,901

Net loss		—	—	(1,826,005)	(1,826,005)

Balance, December 31, 2005	45,340,090	$453,401	$11,490,171	$(1,637,125)	$10,306,447

See accompanying notes to financial statements

FIRSTPLUS Financial Group, Inc.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004
Cash flow from operating activities:
Net income (loss)	$(1,826,005)	$253,468
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Gain on sale of investment	—	(699,333)
Loss on loan default — United Lending Partners LLC	—	100,000
Changes in operating assets and liabilities:
Deferred tax asset	(93,300)	11,400
Accrued expenses	131,928	(54,590)
Income taxes payable	(19,600)	93,300
Net cash provided (used) by operating activities	(1,806,977)	(295,755)

Cash flows from investing activities:
Proceeds from sale of investments	—	796,580
Collection on bankruptcy estate claim	2,346,773	—
Advances on line of credit Capital Lending Strategies LLC	—	(15,000)
Collections on line of credit Capital Lending Strategies LLC	42,264	56,538
Receipt of state refund — net	168,741
Receipt of 401k forfeitures (note 7)	93,284	—
Loss on loan default — United Lending Partners LLC	—	(100,000)
Change in other investments	—	1,603

Net cash provided (used) by investing activities	2,651,062	739,721

Net increase in cash	844,085	443,966

Cash at the beginning of the year	460,310	16,344

Cash at the end of the year	$1,304,395	$460,310
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,289	$—
Taxes	$19,600	$—

See accompanying notes to financial statements

FIRSTPLUS Financial Group, Inc.
Notes to the Financial Statements

1.	Description Of The Company:

FIRSTPLUS Financial Group, Inc. (“FPFG”) (together with its subsidiaries, the “Company”) was a specialized consumer finance company that originated, purchased, serviced and sold consumer finance receivables. The Company’s principal loan product was a debt consolidation or home improvement loan secured by a second lien on real property (“High LTV Loans”). The Company sold substantially all of its High LTV Loans through its securitization program and retained rights to service those loans.

The Company’s operations required continued access to financing sources. The Company’s primary operating cash requirements included the funding of (i) loan originations, (ii) reserve accounts, overcollateralization requirements, fees and expenses incurred in connection with its securitization transactions, (iii) television, radio and direct mail advertising and other marketing and (iv) administrative and other operating expenses.

Due to numerous market factors beyond the Company’s control during the fourth quarter of 1998, the Company’s access to those financing sources was unavailable. As a result, the subsidiaries filed a bankruptcy petition under Chapter 11 of the Bankruptcy Code. As part of the plan of reorganization accepted by the bankruptcy court on April 7, 2000, certain creditors of the subsidiaries received a Certificated Interest representing Obligations under the plan of reorganization. FPFG also retained an unsecured interest in monies that it had advanced to its subsidiaries. As payments are made from the former subsidiaries to FPFG, the Obligations to the Certificated Interests are paid. The claim was placed in the FirstPlus Financial Grantor Residual Trust. The bankruptcy estate has established a creditor trust from which available funds are paid to creditors of FPFG’s former subsidiaries. After secured creditors have been paid, funds are released to pay the Obligations to the Certificated Interests and to the Grantor Trust.

2.	Summary Of Significant Accounting Policies:

Revenue Recognition:

Revenue and dividends from investments are recognized at the time the investment dividends are declared payable by the underlying investment. Capital gains and losses are recorded on the date of sale of the investment.

Interest income is recognized on the interest method. Interest income is discontinued when management determines future collection is unlikely. Loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Cash and Cash Equivalents:

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid investments which are readily convertible into known amounts of cash and have a maturity of three months or less when acquired to be cash equivalents. At December 31, 2005, management believes that the carrying amount of cash equivalents approximates fair value because of the short maturity of these financial instruments.

Loans and Allowance for Loan Losses

The Company measures and reserves for impairment on a loan-by-loan basis using the present value of expected future cash flows discounted at the loan’s effective interest rate.

Concentration of Credit Risk:

FPFG at times during operations has cash deposits that exceed $100,000 in one account in individual banks. The Federal Deposit Insurance Corporation (FDIC) insures only the first $100,000 of funds at member banks. FPFG has not incurred losses related to its cash.

FIRSTPLUS Financial Group, Inc.
Notes to the Financial Statements — Continued

2.    Summary Of Significant Accounting Policies: (Continued)

Income Taxes:

In accordance with SFAS No. 109, “Accounting for Income Taxes”, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. Based on the December 31, 2005 loss, FPFG will have a net operating loss carryforward available of approximately $1,450,000. A valuation allowance is provided against the deferred tax asset for future taxable income as realization is uncertain.

Income tax benefit is recorded net of any penalties and interest.

Management’s Estimates:

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

FPFG retains a claim against the bankruptcy estate of its former subsidiaries for monies advanced to them. On January 20, 2006, the bankruptcy trustee remitted $9,523,451 to the Dallas County District Clerk designated for partial payment of that claim. In March 2006, another $1,742,552 has been remitted to the Dallas County District Clerk and $723,323 has been set aside for FPFG, bringing the aggregate amount of funds designated for the benefit of FPFG to $11,989,326. FPFG, nor the bankruptcy trustee, can estimate the amount or timing of any future payments. The Company has conducted an exhaustive search for outstanding claims against FPFG or claims against its former subsidiaries that FPFG has assumed. FPFG has booked a valuation reserve of $3,015,000 which is comprised of known and probable claims against FPFG and its assignments of 9.46% of its interest in the Intercompany Claim.

The funds placed with Dallas County District Clerk have been invested in 30-day U.S. Treasury bills with an automatic renewal policy. The Treasury bills earn interest at the rate of 4.03% per annum. Because the funds are not readily accessible to the Company due to litigation with the trustee of the Grantor Trust, the Company did not consider the funds to be cash or cash equivalents as of December 31, 2005.

FPFG owns a minority equity interest in Capital Lending Strategies, LLC (“CLS”). During 2004, it sold approximately 60% of its former holdings in CLS to an unrelated third party which provided FPFG’s working capital in 2004. The investment (less than 20%) is recorded on the books at the cost basis of $71,150.

FIRSTPLUS Financial Group, Inc.
Notes to the Financial Statements — Continued

4.	Commitments and Contingencies

FPFG has recorded a valuation allowance of $3,015,000 for potential claims arising from creditors of FPFG and its former subsidiaries. No creditors have initiated a claim against FPFG. FPFG has recorded an allowance since any claim would be dependent on the receipt of funds from the bankruptcy estate of FPFG’s former subsidiaries.

In October 2005, FPFG entered into a contract with Versatile Consulting LLC to provide services in identifying and acquiring an operating entity in the financial services sector. The contract is for a period of twelve months and requires payments of $10,000 per month with a $25,000 initial startup fee.

5.	Stockholders’ Equity

Holders of the Company’s 7.25% Convertible Subordinated Notes Due 2003 (discharged under a plan of reorganization under Chapter 11 of the Bankruptcy Code dated April 7, 2000) received a Certificated Interest payable from residual funds of the subsidiaries after the secured interests have been paid. Two of the former noteholders received rights to convert a portion of their Certificated Interests into shares of the FPFG’s common stock. On April 27, 2005, the sole remaining Certificated Interest holder with conversion rights exercised rights for 1,000,000 shares. At December 31, 2005, the Certificated Interest holder held conversion rights to 1,655,000 shares of common stock.

The net proceeds of $168,741 remitted to the state of Texas prior to the quasi-reorganization was returned to the Company during 2005. The Company has treated the return as an adjustment to additional paid in capital in connection with the reorganization.

6.	Director Stock Option Plan

The Company has stock options outstanding to participants under the 1995 Non-Employee Director Plan to grant options to members of the Board of Directors who are not employees of the Company or its subsidiaries on the date they become a director. No options under the 1995 Employee Option Plan may be exercised more than ten years from the date of grant.

Each of the four directors holds options for the issuance of 300,000 shares of common stock for an aggregate total of 1,200,000 shares. The options are exercisable at $0.10 per option. If exercised, the shares would have an anti-dilutive effect on earnings (loss) per share.

The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended, by Statement of Financial Accounting Standards 148, Accounting for Stock-Based Compensation — Transition and Disclosure. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company did not issue any options, nor did any options vest, during the two periods ended December 31, 2005; therefore, the pro forma effect on income and earnings per share would be zero.

7.	Pension Plan

The Company has made an exhaustive effort through the IRS Identification program and through its former pension plan administrators to identify any possible beneficiaries of its terminated pension plan. The Company has determined that $93,284 that was previously designated as a pension plan asset is in fact an asset of the Company. If any former employee can demonstrate that they are legally entitled to any of the funds, the Company will disburse those funds to the individual.

FIRSTPLUS Financial Group, Inc.
Notes to the Financial Statements — Continued

8.	Related Party Transactions

The Company’s executive offices are shared with the facilities leased by Capital Lending Strategies, LLC, which incurs the cost and full responsibility of the lease. There is no formal agreement between the Company and Capital Lending Strategies, LLC with respect to the lease arrangement. Daniel T. Phillips, FPFG’s Director, is a Manager and Member of Capital Lending Strategies, LLC. The Company has estimated that the value of the arrangement to the Company is less than $1,000 for each of the years ended December 31, 2005 and 2004.

The Company has loaned to Capital Lending Strategies, LLC approximately $275,000. The loan balance at December 31, 2005 was $117,786. The line of credit bears interest at the prime rate of interest as established by the Wall Street Journal plus 1% and matures on the second anniversary of any advance on the line of credit.

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

In August 2004, the Company made a loan of $100,000 to United Lending Partners, LLC. The original term of the note was for 60 days with an interest rate of 15 percent. The note was renewed twice and became due in February 2005. The loan is currently in default. Due to the uncertainty of collectibility, a valuation reserve for the full amount of the loan was recorded as of December 31, 2004. During 2004, the Company received an interest only payment of $2,500. Due to the status of the loan, interest income was not accrued. United Lending Partners, LLC is a subsidiary of Renaissance Acceptance Group, Inc. Daniel T. Phillips, FPFG’s Director, is a director and shareholder of Renaissance Acceptance Group, Inc.

FPFG has an insurance policy with American Financial Services covering its directors and officers. The total premium for the policy is $59,260. Dexter & Company was the broker for the policy. John R. Fitzgerald, FPFG’s Director, is Executive Vice President of Dexter & Company. In December 2005, the Board approved renewing the policy at a cost of approximately $77,000.

9.	Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payments”. The new pronouncement replaces the existing requirements under SFAS No. 123 and APB 25. According to SFAS No. 123(R), all forms of share-based payments to employees,

FIRSTPLUS Financial Group, Inc.
Notes to the Financial Statements — Continued

9.    Recent Accounting Pronouncements (Continued)

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

The Company will be required to expense the fair value of our stock option grants rather than disclose the impact on its statement of operations within the Company’s footnotes, as is the current practice. The Company will incur additional compensation expense as new awards are made after December 15, 2005. The Company is evaluating the form of share-based compensation arrangements it will utilize in the future, if any.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate any material impact on its financial statements from the adoption of SFAS 154 since it currently does not anticipate any voluntary changes to its accounting policies.

10.	Subsequent Events

In January 2006, the Company received a partial summary judgment against George Davis, former trustee of the Grantor Residual Trust. Following the judgment, the bankruptcy trustee for the FPFI Creditor trust transferred $9,523,451 to the Dallas District Clerk to be held on behalf of the Company until the litigation styled FirstPlus Financial Group, Inc. et al v. George T Davis and The FPFI Creditor Trust is settled. The litigation revolves around the authority to distribute funds, not the ownership of the funds. The funds have been invested in 30 day Treasury bills currently drawing 4.03% interest.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 8A.	CONTROLS AND PROCEDURES.

The Company’s management, with the participation of its Principal Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Because the Company has been in a dormant capacity for the past several years, the Company has only one officer and employee. However, management’s revised assessment has concluded that, as of December 31, 2005, the Company’s shortage of personnel is not sufficient to constitute effective disclosure controls and procedures in light of the state of its financial records discussed in the paragraphs below and the resources required for the functions described under Item 6, Plan of Operation, particularly if unforeseen circumstances arise, such as those described in Item 3, Legal Proceedings under the headings “Grantor Trust Litigation” and “Special Meeting Litigation.”

The Company has implemented the following changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Since 1999, the Company was essentially a dormant company without sufficient resources to retain an independent auditor. Prior to 1999, the Company’s main operating entity employed a large accounting staff responsible for the Company’s extensive accounting needs and financial reporting. Prior to its collapse, FPFI’s operations were geographically dispersed and its accounting records had not been centralized in Dallas. When FPFI filed for bankruptcy protection in 1999, FPFI employees who maintained the Company’s records were inundated with creditor demands for information. Following FPFI’s bankruptcy, virtually all of FPFI’s remaining accounting personnel were laid off. The Company, with its very limited personnel, attempted to maintain control over its records, but most of those records remained fragmented or under the control of the FPFI bankruptcy estate.

In January 2004, the Company attempted to assemble the fragmented records in an effort to develop a workable set of books and records. The individuals involved with this endeavor, while not employed by the Company, volunteered to help and worked diligently to assemble the fragmented records. By the beginning of 2005, the Company had finally gathered a workable set of books and records to begin the process of obtaining audited financial statements for 2004 and attempted to gather the books and records necessary to address the deficiencies in the Company’s financial reporting, including its period reports under the Exchange Act.

ITEM 8B.	OTHER INFORMATION.

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Information contained under the caption “Election of Directors” and “Corporate Governance” in the Proxy Statement is incorporated herein by reference in response to this Item 9. See also the information in Item 1 under the heading “Executive Officers.”

ITEM 10.	EXECUTIVE COMPENSATION.

Information contained under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference in response to this Item 10.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference in response to this Item 11.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information contained under the caption “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference in response to this Item 12.

ITEM 13.	EXHIBITS.

The exhibits listed on the accompanying Exhibit Index are filed as part of this Report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information contained under the caption “Independent Auditors — Audit Fees” in the Proxy Statement is incorporated herein by reference in response to this Item 14.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2006

FIRSTPLUS Financial Group, Inc.
(Registrant)

By	/s/ Jack (J.D.) Draper Jack (J.D.) Draper, President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert P. Freeman Robert P. Freeman	Director and Chairman of the Board	March 31, 2006

/s/ Jack (J.D.) Draper Jack (J.D.) Draper	President and Chief Executive Officer (Principal Executive and Accounting Officer)	March 31, 2006

/s/ John R. Fitzgerald John R. Fitzgerald	Director	March 31, 2006

/s/ Daniel T. Phillips Daniel T. Phillips	Director	March 31, 2006

/s/ David B. Ward David B. Ward	Director	March 31, 2006

INDEX TO EXHIBITS

Exhibit No.	Document Description
2.1*	Modified Third Amended Plan of Reorganization of FirstPlus Financial, Inc.
2.2*	Trust Agreement for the FPFI Creditor Trust
3.1*	Amended and Restated Articles of Incorporation, as amended
3.2*	Second Amended and Restated Bylaws
4.1+
Rights Agreement dated as of May 20, 1998, between FIRSTPLUS Financial Group, Inc. and ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Designation for Designating Series C Junior Participating Preferred Stock, $1.00 par value, as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights as Exhibit C (Exhibit 4.1)

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

10.8*	Promissory Note, dated December 20, 2004, by United Lending Partners, LP in favor of FirstPlus Financial
10.9*	Subordination Agreement, dated December 30, 2004, by and between FirstPlus Financial Group, Inc. and United Lending Partners, LP
10.10*	Settlement Agreement and Mutual Release of Any and All Claims, dated October 12, 2001, by Thaxton Investment Corporation and FirstPlus Financial Group, Inc.
10.11	Consultant’s Engagement Contract and Letter of Understanding, dated October , 2005, by and between FirstPlus Financial Group, Inc. and Versatile Consulting
14.1*	FirstPlus Financial Group, Inc. Code of Ethics
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Jack (J.D.) Draper pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Jack (J.D.) Draper pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K filed as of May 29, 1998.

*	Incorporated by reference to the exhibit from the Company’s Current Report on Form 10-KSB for the year ended December 31, 2005.