Form 10QSB
period 2006-03-31
FIRSTPLUS FINANCIAL GROUP INC
filed 2006-05-22
CIK 1000368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2006

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
(214) 496-1266
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of common stock outstanding as of: May 12, 2006 was 45,340,090.

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

FIRSTPLUS Financial Group, Inc.

Balance Sheet

March 31, 2006
(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$527,735
Prepaid insurance	64,583

Total current assets	592,318

Accounts receivable Capital Lending Strategies, LLC	108,689
Claim from bankruptcy estate (see notes 6 and 12)	9,034,954
Deferred tax asset	93,300
Advance to Versatile Consulting LLC (see note 2)	250,000
Investment in Capital Lending Strategies, LLC	71,150

Total assets	$10,150,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities – income taxes payable	$93,300

Commitments and contingencies	-

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 45,340,090 shares issued and outstanding	453,401
Additional paid in capital	11,490,171
Accumulated deficit since December 31, 2002 when a deficit of $312,527,864 was eliminated in connection with a quasi-reorganization	(1,886,461)

Total stockholders’ equity	10,057,111

Total liabilities and stockholders’ equity	$10,150,411

The accompanying notes are an integral part of these financial statements.

FIRSTPLUS Financial Group, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Revenues	$-	$-

Operating expenses:
General and administrative	320,066	120,604

Total operating expenses	320,066	120,604

Operating income (loss)	(320,066)	(120,604)

Non-operating income:
Interest, net	70,729	975

Income (loss) before provision for income taxes	(249,337)	(119,629)

Provision for income taxes/(benefit)	-	(17,944)

Net income (loss)	$(249,337)	$(101,685)

Earnings (loss) per share	$(0.01)	$(0.00)

Weighted average of common shares outstanding	45,340,090	44,340,090

The accompanying notes are an integral part of these financial statements.

FIRSTPLUS Financial Group, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Cash flow from operating activities:
Net income (loss)	$(249,337)	$(101,685)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Accrued interest income	(62,031)	-
Changes in operating assets and liabilities:
Prepaid insurance	(64,583)	-
Deferred tax asset	-	(17,944)
Accounts payable	(161,210)	(5,132)
Income taxes payable	-	(19,600)
Net cash provided (used) by operating activities	(537,161)	(144,361)

Cash flows from investing activities:
Advance to Versatile Consulting LLC	(250,000)
Collections on account receivable Capital Lending Strategies, LLC	10,500	14,307
Net cash provided (used) by investing activities	(239,500)	14,307

Net increase/(decrease) in cash	(776,661)	(130,054)

Cash at the beginning of the period	1,304,396	460,310

Cash at the end of the period	527,735	330,256

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

FIRSTPLUS Financial Group, Inc.

Notes to Financial Statements

Note 1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the “SEC”) applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2005 which are contained in the Company’s Annual Report on Form 10-KSB. The results for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Due to numerous market factors beyond the Company’s control during the fourth quarter of 1998, the Company’s access to those financing sources was unavailable. As a result, the subsidiaries filed a bankruptcy petition under Chapter 11 of the Bankruptcy Code in 1999. As part of the plan of reorganization confirmed by the bankruptcy court on April 7, 2000, holders of the Company’s 7.25% Convertible Subordinated Notes Due 2003 received a Certificated Interest representing Obligations under the plan of reorganization. FPFG also retained an unsecured interest in monies that it had advanced to its subsidiaries. As payments are made from the former subsidiaries to the creditor trust which administers the bankruptcy estate (the “Creditor Trust”), the Obligations to the Certificated Interests are paid by the Creditor Trust.

In March 2006, the Company made an advance of $250,000 to Versatile Consulting, LLC (“Versatile”), secured by a contract between a partnership, for which Versatile is the managing general partner, and a third party supplier of storage units. The advance bears interest at the prime rate of interest as established by the Wall Street Journal plus 3.5%. Under the terms of the agreement, the Company will receive a factoring commission of 2% of each contracted account and an additional discount of 3.5% over the maximum prime rate quoted in the Wall Street Journal adjusted weekly. The Company has also retained a non-expiring option, the terms of which have not been finalized, to purchase the 51% controlling partnership interest from Versatile.

FIRSTPLUS Financial Group, Inc.

Notes to Financial Statements

Note 3.	Concentration of Credit Risk

FPFG at times during operations has cash deposits that exceed $100,000 in one account in individual banks. The Federal Deposit Insurance Corporation (FDIC) insures only the first $100,000 of funds at member banks. FPFG has not incurred losses related to its cash.

Note 4.	Income Taxes

Deferred taxes are recognized for net operating losses that are available for carryback to offset prior taxable income. Based on the March 31, 2006 loss, FPFG will have a net operating loss carryforward available of approximately $1,700,000. A valuation allowance is provided against the deferred tax asset for future taxable income as realization is uncertain.

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

FPFG retains a claim against the bankruptcy estate of its former subsidiaries for monies advanced to them. On January 20, 2006, the bankruptcy trustee remitted $9,523,451 to the Dallas County District Clerk designated for partial payment of that claim. In March 2006, another $1,742,552 was submitted to the Dallas County District Clerk and $723,323 was set aside for the benefit of FPFG, bringing the aggregate amount of funds designated for the benefit of FPFG to $11,989,326. FPFG, nor the bankruptcy trustee, can estimate the amount or timing of any future payments. FPFG has booked a valuation reserve of $3,015,000 against the amount set aside for potential creditor claims against FPFG. See Note 12.

The funds placed with the Dallas County District Clerk have been invested in 30-day U.S. Treasury Bills with an automatic renewal policy. The Treasury Bills currently earn an interest rate of 4.0% per annum. Because the funds are not readily accessible to the Company due to the Grantor Trust Litigation, the Company did not consider the funds to be cash or cash equivalents as of March 31, 2006.

FPFG owns a minority equity interest in Capital Lending Strategies, LLC (“CLS”). During 2004, it sold approximately 60% of its holdings in CLS which provided FPFG’s working capital. The investment (less than 20%) is recorded on the books at the cost basis of $71,150. (See note 10).

FIRSTPLUS Financial Group, Inc.

Notes to Financial Statements

Note 7.	Commitments and Contingencies

FPFG has recorded a valuation allowance of $3,015,000 for potential claims arising from creditors of FPFG and its former subsidiaries. No creditors have initiated a claim against FPFG. FPFG has recorded an allowance since any claim would be dependent on the receipt of funds from the bankruptcy estate of FPFG’s former subsidiaries.

In October 2005, FPFG entered into a contract with Versatile Consulting, LLC to provide services in identifying and acquiring an operating entity in the financial services sector. The contract is for a period of twelve months and requires payments of $10,000 per month.

Note 8.	Stockholders’ Equity

Holders of the Company's 7.25% Convertible Subordinated Notes Due 2003 (amended by a supplemental indenture entered into by the Company and the trustee for the notes pursuant to a plan of reorganization under Chapter 11 of the Bankruptcy Code dated April 7, 2000) received a Certificated Interest payable from residual funds of the subsidiaries after the secured interests have been paid. Two of the former noteholders received rights to convert a portion of their Certificated Interests into shares of the FPFG's common stock. At March 31, 2006, Certificated Interests held conversion rights to 1,655,000 shares of common stock. (See note 10).

Note 9.	Director Stock Option Plan

The Company has stock options outstanding to participants under the 1995 Non-Employee Director Plan to grant options to members of the Board of Directors who are not employees of the Company or its subsidiaries on the date they become a director. No options under the 1995 Employee Option Plan may be exercised more than ten years from the date of grant.

Note 9.	Director Stock Option Plan (continued)

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

The Company has loaned to Capital Lending Strategies, LLC approximately $275,000. The loan balance at March 31, 2006 was $108,689. The line of credit bears interest at the prime rate of interest as established by the Wall Street Journal plus 1% and matures on the second anniversary of any advance on the line of credit.

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

FPFG has a liability insurance policy with American Financial Services covering its directors and officers. The total premium for the policy is $77,500. Dexter & Company was the broker for the policy. John R. Fitzgerald, FPFG’s Director, is Executive Vice President of Dexter & Company.

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

The Company will be required to expense the fair value of its stock option grants rather than disclose the impact on its statement of operations within the Company's footnotes, as is the current practice. As a result, the Company will incur stock based compensation expense from December 15, 2005 for options issued prior to that date but which were not fully vested at the time. The Company will incur additional compensation expense as new awards are made after that date. The Company is evaluating the form of share-based compensation arrangements it will utilize in the future, if any.

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

Note 12.	Subsequent Events

On April 6, 2006, the Company entered into a settlement agreement to resolve disputes in the lawsuit styled Danford L. Martin, et al v. FirstPlus Financial Group, Inc. et al. As part of the agreement the Company agreed to pay up to $300,000 to the petitioners for expenses they incurred arising from the lawsuit. The Company has also agreed to instruct the FIRSTPLUS Financial Group, Inc. Grantor Residual Trust (the “Grantor Trust”) to make distributions to the holders of the Company’s common stock on a pro rata basis as of a record date to be set by the board of directors of the Company in aggregate amounts equal to fifty percent of the funds received by the Grantor Trust from the registry of the district court and from the Creditor Trust pursuant to the settlement agreement.

In addition, the Company has agreed not to issue any shares of its common stock prior to the initial distribution and, for a period of one year following the distribution, to not issue any shares of its common stock equal to 30% of the then outstanding shares unless the Company obtains a fairness opinion with respect to such transaction.

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

In March 1999, two wholly-owned subsidiaries then owned by the Company, FPFI, and FIRSTPLUS Special Funding Corp., filed for reorganization under Chapter 11 of the United States Bankruptcy Code. FIRSTPLUS Special Funding Corp. was a special purpose entity formed to facilitate certain borrowings by FPFI. The filings were made in the United States Bankruptcy Court for the Northern District of Texas in Dallas. Neither the Company, nor any of its other subsidiaries, sought bankruptcy protection.

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

To settle other claims asserted against it, the Company assigned portions of the FPFG Intercompany Claim to various creditors. Consistent with the plan of reorganization, in settlement of the claims of the holders of the Company’s 7.25% Convertible Subordinated Notes due 2003, the bondholders received an instrument representing the right to receive an assignment of 25% of the FPFG Intercompany Claim, permitting the bondholders to become a direct beneficiary of the Creditor Trust, and an agreement to instruct the Creditor Trust to make two payments to the bondholders of $1,428,000 based on certain conditions. The bondholder settlement was consummated in June 2001. Two of the bondholders also received agreements allowing them to convert portions of their new interest into an aggregate of 5,555,000 shares of the Company’s common stock. The Company believes that it is entitled to a reassignment of a portion of the new interests from the bondholders who received the conversion rights and has initiated discussions with those holders and the trustee for the new interests regarding the reassignment.

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

The Company has previously discussed with other creditors settlement of various claims by assignment of portions of the FPFG Intercompany Claim. For example, the Company agreed to execute and deliver to its former landlord a certificate in the amount of $3,800,000 to evidence an undivided interest in FPFG Intercompany Claim, and in satisfaction of that agreement assigned a 7.6% interest in the FPFG Intercompany Claim to the landlord, in connection with amendments to the Company’s then existing lease for its executive and administrative offices. However, communications with this landlord and other parties have been dormant in recent years. There is no assurance that these parties may not assert claims in excess of the Company’s current estimate of the value of these claims or that there are no additional parties who may assert claims with respect to the FPFG Intercompany Claim. Since the bankruptcy proceedings, the FPFG Intercompany Claim had been the only substantial asset of the Company and the only source of potential payment for its obligations. The Company has booked a valuation reserve of approximately $3 million against the amount set aside for potential creditors claims.

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

Primarily due to lack of funds, the Company has for the most part been in a dormant capacity for the past several years, except for the increase in litigation related expenses and general and administrative costs due primarily to regulatory filing compliance. Since 1999, the Company has managed to avoid bankruptcy by negotiating with creditors and utilizing the anticipated but uncertain cash flow from an allowed unsecured claim against FPFI, more commonly known as the FPFG Intercompany Claim. As of March 31, 2006, the Company had approximately $527,000 million in cash and cash equivalents which management believes will be sufficient to cover operating expenses for the next twelve months. As of March 31, 2006, the trustee of the Creditor Trust has set aside approximately $12 million for the Grantor Trust, for which the Company is the sole beneficiary, including $11.2 million deposited by the Creditor Trust in the registry of the district court in Dallas, Texas in connection with the lawsuit described in Part II, Item 1 under the heading “Legal Proceedings—Grantor Trust Litigation.” The Company does not believe it will have to raise additional funds in the next twelve months.

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

Strategic Plan

On February 28, 2006, the Company entered into a factoring agreement with Signs For Life LLC (“Signs”) which provides for the Company to purchase accounts arising out sales of merchandise or services rendered by Signs that the Company approves for purchase. The Company will receive a factoring commission of 2% and discount over the purchase price of the accounts of 3.5% per annum over the prime rate quoted in the Wall Street Journal, plus additional fees based on the difference between the amounts outstanding under the accounts and the amounts in a reserve account established under the agreement. The Company has made payments of $250,000 under to purchase accounts under this arrangements as of March 31, 2006.

Versatile Financial Technology LLC (“Versatile”) has also agreed to grant to the Company an option to acquire its 51% interest in Signs and a right of first refusal to acquire its interest in Signs. The Company and Versatile have not finalized the terms of the option or right of first refusal.

Although the Company is not pursuing any other specific opportunities at this time, it is reviewing the marketplace and its strategic plan. The areas for opportunity may include buying an existing company, merging with an existing concern or entering into a joint venture. In 2004, the Company received a substantial return on its investment in Capital Lending, a startup company which provides financial and risk services offering insured loan programs to financial institutions. In recent years, the financial services industry has seen substantial growth and the Company believes that this trend will continue. The Company has engaged Versatile to assist in the development and implementation of its strategic plan. The Company offers strong leadership with the vision and passion needed to catapult the Company into any sector of the industry.

The Company has not identified a target business

To date, the Company has not selected any target business on which to concentrate its search for a business combination. Thus, there is no basis to evaluate the possible merits or risks of any target business or potential transaction into which the Company may enter. To the extent the Company enters into a transaction with a financially uncertain company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, the Company may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although the Company’s management will endeavor to evaluate the risks inherent in a particular target business, the Company cannot provide assurance that it will properly ascertain or assess all significant risk factors.

Sources of potential opportunities

The Company anticipates that business opportunities will be brought to its attention from various sources, including its network relationships, who may present solicited or unsolicited proposals. The Company’s officers and directors as well as their affiliates may also bring transaction candidates to the Company’s attention. The Company may use the services of professional firms that specialize in business acquisitions, such as Versatile, in which event the Company may pay a finder’s fee or other compensation. In no event, however, will the Company pay any of its existing officers, directors or shareholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to it prior to or in connection with the consummation of a transaction.

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

The time and costs required to select and evaluate a business opportunity and to structure and complete a transaction cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective business opportunity or transaction may reduce the amount of capital available to otherwise complete a business combination.

Possible lack of business diversification

While the Company may seek to pursue multiple business opportunities with more than one target business, it is possible that, at any particular time, the Company will be engaged in a single business opportunity or transaction. Accordingly, the prospects for the Company’s success may be entirely dependent upon the future performance of a single business or investment. Unlike other entities that may have the resources to complete several transactions in multiple industries or multiple areas of a single industry, it is probable that the Company will not have the resources to diversify its operations or benefit from the possible spreading of risks or offsetting of losses. The Company’s lack of diversification may:

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

Limited ability to evaluate the target business’ management

Although the Company intends to closely scrutinize a prospective business opportunity or transaction, the Company cannot provide assurance that its assessment of the prospective business opportunity or transaction will prove to be correct. Furthermore, the future role of the Company’s officers and directors, if any, in a prospective business opportunity or transaction cannot presently be stated with any certainty. While it is possible that one or more of the Company’s current officers and directors will remain associated in some capacity with the Company following a prospective business opportunity or transaction, it is unlikely that any of them will devote their full efforts to the Company’s affairs subsequent to prospective business opportunity or transaction. Moreover, the Company cannot provide assurance that its officers and directors will have significant experience or knowledge relating to the operations of the particular prospective business opportunity or transaction.

Following a transaction, the Company may seek to recruit additional executive officers or employees to supplement its current management. The Company cannot provide assurance that it will have the ability to recruit additional executive officers or employees, or that additional executive officers or employees will have the requisite skills, knowledge or experience necessary to enhance the Company’s current management.

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

As a result of limited resources and conflicting demands, the Company has not completed its analysis necessary to complete the restatement. In addition, the Company has not had the financial resources or personnel to prepare and file its periodic reports with the SEC. In July 2005, the Company received a letter from the SEC directing the Company to file all required reports or become subject to a revocation of registration under the Securities Exchange Act of 1934. In preparation for the shareholders’ meeting originally scheduled for September 2005, but held in May 2006, the Company obtained audited financial statements for fiscal year 2004 to prepare and distribute its proxy materials for the meeting and resumed filing its periodic reports with the SEC. However, this information alone will not cure the Company’s reporting delinquencies with the SEC. The Company has initiated discussions with the SEC regarding its compliance issues and has started the process to prepare its plan to correct any SEC reporting delinquencies.

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

The Company’s management, with the participation of its Principal Executive Officer/Principal Accounting Officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Principal Executive Officer/Principal Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Because the Company has been in a dormant capacity for the past several years, the Company has only one officer and employee. However, management’s revised assessment has concluded that, as of March 31, 2006, the Company’s shortage of personnel is not sufficient to constitute effective disclosure controls and procedures in light of the state of its financial records discussed in the paragraphs below and the resources required for the functions described under Part I, Item 2, Plan of Operation, particularly if unforeseen circumstances arise, such as those described in Part II, Item 1, Legal Proceedings.

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

In January 2004, the Company attempted to assemble the fragmented records in an effort to develop a workable set of books and records. The individuals involved with this endeavor, while not employed by the Company, volunteered to help and worked diligently to assemble the fragmented records. By the beginning of 2005, the Company had finally gathered a workable set of books and records necessary to address the deficiencies in the Company’s financial reporting, including its period reports under the Exchange Act. Gathering the necessary information to complete audited financial statements has taken more time than anticipated or would be required under other circumstances. The Company cannot currently estimate when it will complete the restatement or the delinquent reports for past time periods.

PART II	Other Information

Item 1.	Legal Proceedings.

Special Meeting Litigation

In February 2006, the Company filed an answer and counterclaim in the lawsuit styled Danford L. Martin, et al. v. FirstPlus Financial Group, Inc., et al., in the Second Judicial District Court for the State of Nevada (the “Election Suit”). A group of Company shareholders commenced the Election Suit in March 2005 to compel a shareholders’ meeting and election of directors. Although the Company had treated the Election Suit as a valid request for a meeting in accordance with the Company’s bylaws, after reviewing the several amendments to the petitioners’ proxy materials and the behavior of the petitioners and their advisors during the Election Suit, the Company filed the counterclaim to address the damages incurred by the Company and its shareholders due to the actions of the petitioners, two purported “committees” that are in no way affiliated with the Company and the controlling persons of the purported “committees.”

In the counterclaim, the Company alleged, among other things, that:

•

the purported “committees” used their improper influence and control over George Davis, the Company’s former director and Vice President—Shareholder Relations, both during his time in office with the Company and after the termination of his positions with the Company, and as a result breached their duties to the Company and caused Mr. Davis to breach his duties to the Company;

•

the “committees” exerted this improper influence and control over George Davis to interfere with the Company’s business and to obtain material non-public information about the Company and to selectively use or disseminate that information, and as a result breached their duties to the Company and caused Mr. Davis to breach his duties to the Company;

•

the “committees” exerted this improper influence and control over Mr. Davis in Mr. Davis’ role as trustee of the Grantor Trust described below to the detriment of the Company and the FPFI Intercompany Claim, and as a result breached their duties to the Company and caused Mr. Davis to breach his duties to the Company;

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

•

the petitioners engaged in an ongoing campaign of misinformation regarding the Company and its officers and directors on various websites, including making false statements to the court, the Company and the Company’s shareholders in the Election Suit; and

•

the petitioners abused the Election Suit to further a scheme of manipulation of the court process and the election by using a court order to, among other things, delay the Company’s performance with a pre-existing contract and subjecting the Company to possible penalties under the contract, delaying the meeting due to their refusal or inability to properly file their proxy materials with the Securities and Exchange Commission, inducing the Company to enter into agreements regarding the special meeting date and a mediation proposed by the petitioners and subsequently breaching such agreements.

In April 2006, the Company and the petitioners in the Election Suit entered into a settlement agreement to resolve the disputes in the Election Suit. Pursuant to the settlement agreement:

•	the Company agreed to pay to the petitioners an aggregate amount of up to $300,000 for the expenses they incurred arising from the Election Suit;

•	upon the Company’s payment of the petitioners’ expenses, the parties would cause all claims and counterclaims in the Election Suit to be dismissed with prejudice and would exchange mutual releases;

•

the petitioners agreed not to nominate an opposing slate of directors for election at the Company’s 2006 Special Meeting of Shareholders (the “Special Meeting”) or to take any action to delay, interfere with or contest the Special Meeting;

•

the Company has agreed to instruct the Grantor Trust to make distributions to the holders of the Company’s common stock on a pro rata basis as of a record date to be set by the board of directors of the Company in aggregate amounts equal to fifty percent of the funds received by the Grantor Trust from the registry of the district court and from the Creditor Trust. The Company will announce record dates for these distributions at the applicable times;

•

prior to the initial distribution from the Grantor Trust, the Company has agreed not to issue any shares of its common stock, except pursuant to agreements in effect on the date of the settlement agreement; and

•

for a year following the initial distribution from the Grantor Trust, the Company agreed not to issue any shares of its common stock pursuant to a transaction that would result in the issuance of shares of common stock in an amount equal to 30% of the then outstanding shares, unless the Company obtains a fairness opinion with respect to such transaction.

The court dismissed the Election Suit on April 7, 2006.

Grantor Trust Litigation

On February 17, 2006, the court in the lawsuit styled FirstPlus Financial Group, Inc., Michael Montgomery, Jack Draper and The FirstPlus Financial Group Grantor Residual Trust v. George T. Davis and The FPFI Creditor Trust; Civil Action No. 05-02962; in the 298th District Court of Dallas County, Texas granted the Company’s motion for partial summary judgment against George Davis.

Until November 2004, George Davis was the initial trustee of the Grantor Trust. The Company appointed two additional trustees to the Grantor Trust in November 2004 but did not remove Mr. Davis as trustee at that time. In June 2005, the Company, as settlor of the Grantor Trust, terminated Mr. Davis as trustee pursuant to the terms of the trust agreement governing the Grantor Trust and appointed a successor trustee.

The lawsuit is based on a dispute regarding whether the Company had the ability to appoint additional trustees to the Grantor Trust. In granting the partial summary judgment, the court determined that:

•	the Company is the sole beneficiary of the Grantor Trust;

•	the Company, as the sole settlor and sole beneficiary, has the ability to appoint additional trustees;

•	the Company properly appointed the additional trustees;

•	by virtue of the appointment of additional trustees, George Davis is not the sole trustee of the Grantor Trust; and

•	a majority of the appointed trustees are authorized to direct distributions from the Creditor Trust to the Grantor Trust.

The court has not yet entered a final judgment in the lawsuit on these matters, and ancillary claims regarding the validity of the Company’s termination of Mr. Davis and attorneys fees are still pending in the lawsuit. The litigation has prevented the Grantor Trust from conducting its business, such as making provisions for satisfaction of creditor claims and implementing existing arrangements with creditors. However, the Company believes that the court’s ruling will finally allow the trustees of the Grantor Trust to conduct the business of the Grantor Trust.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On May 9, 2006, the Company held its 2006 Special Meeting of Shareholders (the “Special Meeting”) on May 5, 2006. At the Special Meeting, Robert P. Freeman, John R. Fitzgerald, Daniel T. Phillips and David B. Ward were elected as directors of the Company. According to the certified report of the independent inspector of election, at the opening of the Special Meeting, there were 35,804,641 shares represented at the meeting, in person or by proxy. The number of For and Withheld votes with respect to the election of the directors was as follows:

	For	Withheld
Robert P. Freeman	30,671,616	5,133,025
John R. Fitzgerald	30,671,616	5,133,025
Daniel T. Phillips	30,472,516	5,332,125
David B. Ward	30,671,316	5,133,325

Item 5.	Other Information

On February 28, 2006, the Company entered into a factoring agreement with Signs For Life LLC (“Signs”) which provides for the Company to purchase accounts arising out sales of merchandise or services rendered by Signs that the Company approves for purchase. The Company will receive a factoring commission of 2% and discount over the purchase price of the accounts of 3.5% per annum over the prime rate quoted in the Wall Street Journal, plus additional fees based on the difference between the amounts outstanding under the accounts and the amounts in a reserve account established under the agreement. The Company has made payments of $250,000 under to purchase accounts under this arrangements as of March 31, 2006.

Versatile Financial Technology LLC (“Versatile”) has also agreed to grant to the Company an option to acquire its 51% interest in Signs and a right of first refusal to acquire its interest in Signs. The Company and Versatile have not finalized the terms of the option or right of first refusal.

Item 6.	Exhibits

Number	Description

10.1

Settlement Agreement, dated as of April 6, 2006, by and among FirstPlus Financial Group, Inc. and Danford L. Martin, individually, on behalf of the FPFX Shareholder Value Committee and the FPFX Steering Committee and as attorney-in-fact for all of the Petitioners in the Election Suit (as defined therein)

10.2	Factoring Agreement and Security Agreement, dated February 28, 2006, between Signs For Life, LLC and FIRSTPLUS Financial Group, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTPLUS Financial Group, Inc.

Dated: May 22, 2006	/s/ Jack (J.D.) Draper

President and Chief Executive Officer

(Principal Executive and Accounting Officer)

EXHIBIT INDEX

Number	Description

10.1

Settlement Agreement, dated as of April 6, 2006, by and among FirstPlus Financial Group, Inc. and Danford L. Martin, individually, on behalf of the FPFX Shareholder Value Committee and the FPFX Steering Committee and as attorney-in-fact for all of the Petitioners in the Election Suit (as defined therein)

10.2	Factoring Agreement and Security Agreement, dated February 28, 2006, between Signs For Life, LLC and FIRSTPLUS Financial Group, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002