Form 10QSB/A
period 2006-03-31
FIRSTPLUS FINANCIAL GROUP INC
filed 2006-07-12
CIK 1000368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to its quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2006 (the “Report”), as filed with the Securities and Exchange Commission on May 22, 2006, in order to correct a typographical error in Item 2—Management’s Discussion and Analysis or Plan of Operation. The correction is located on page 2 and reflects that:

As of March 31, 2006, the Company had approximately $527,000 [rather than $527,000 million, as inadvertently stated in the original filing of the Report] in cash equivalents which management believes will be sufficient to cover operating expenses for the next twelve months.

This amendment does not alter any part of the content of the Report, except for the changes and additional information provided herein. This amendment continues to speak as of the date of the Report. The registrant has not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

INDEX

Part I. Financial Information

Item 2.	Management's Discussion and Analysis or Plan of Operations	1

Part II Other Information

Item 6.	Exhibits	8

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

Primarily due to lack of funds, the Company has for the most part been in a dormant capacity for the past several years, except for the increase in litigation related expenses and general and administrative costs due primarily to regulatory filing compliance. Since 1999, the Company has managed to avoid bankruptcy by negotiating with creditors and utilizing the anticipated but uncertain cash flow from an allowed unsecured claim against FPFI, more commonly known as the FPFG Intercompany Claim. As of March 31, 2006, the Company had approximately $527,000 in cash and cash equivalents which management believes will be sufficient to cover operating expenses for the next twelve months. As of March 31, 2006, the trustee of the Creditor Trust has set aside approximately $12 million for the Grantor Trust, for which the Company is the sole beneficiary, including $11.2 million deposited by the Creditor Trust in the registry of the district court in Dallas, Texas in connection with the lawsuit described in Part II, Item 1 under the heading “Legal Proceedings—Grantor Trust Litigation.” The Company does not believe it will have to raise additional funds in the next twelve months.

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

Part II Other Information

Item 6.	Exhibits

Number	Description

10.1*

Settlement Agreement, dated as of April 6, 2006, by and among FirstPlus Financial Group, Inc. and Danford L. Martin, individually, on behalf of the FPFX Shareholder Value Committee and the FPFX Steering Committee and as attorney-in-fact for all of the Petitioners in the Election Suit (as defined therein)

10.2*	Factoring Agreement and Security Agreement, dated February 28, 2006, between Signs For Life, LLC and FirstPlus Financial Group, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*previously filed

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 11, 2006	FIRSTPLUS Financial Group, Inc.

/s/ Jack (J.D.) Draper

President and Chief Executive Officer

(Principal Executive and Accounting Officer)

EXHIBIT INDEX

Number	Description

10.1*

Settlement Agreement, dated as of April 6, 2006, by and among FirstPlus Financial Group, Inc. and Danford L. Martin, individually, on behalf of the FPFX Shareholder Value Committee and the FPFX Steering Committee and as attorney-in-fact for all of the Petitioners in the Election Suit (as defined therein)

10.2*	Factoring Agreement and Security Agreement, dated February 28, 2006, between Signs For Life, LLC and FirstPlus Financial Group, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*previously filed

