Form 10QSB
period 2006-06-30
FIRSTPLUS FINANCIAL GROUP INC
filed 2006-08-14
CIK 1000368

__________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2006

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of: August 7, 2006 was 48,245,090.

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

FIRSTPLUS Financial Group, Inc.

Consolidated Balance Sheet

June 30, 2006
(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$10,014,347
Prepaid insurance	45,208

Total current assets:	10,059,555

Accounts receivable Capital Lending Strategies, LLC	99,492
Claim from bankruptcy estate (see notes 6 and 12)	1,003,164
Deferred tax asset	93,300
Advance Versatile Consulting LLC (see note 2)	250,000
Investment in Capital Lending Strategies, LLC	71,150

Total assets	$11,576,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$882,657
Income taxes payable	93,300

Total current liabilities:	975,957

Commitments and contingencies (see note 7)	1,900,000

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 45,340,090 shares issued and outstanding	453,401

Additional paid-in capital	11,490,171

Accumulated deficit since December 31, 2002 when a deficit of $312,527,864 was eliminated in connection with a quasi-reorganization	(3,242,868)

Total stockholders’ equity	8,700,704

Total liabilities and stockholders’ equity	$11,576,661

The accompanying notes are an integral part of these financial statements.

FIRSTPLUS Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2006	2005	2006	2005

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	1,460,234	135,652	1,780,300	256,256

Total operating expenses	1,460,234	135,652	1,780,300	256,256

Operating income (loss)	(1,460,234)	(135,652)	(1,780,300)	(256,256)

Non-operating income:
Interest, net	103,828	5,254	174,557	6,129

Income (loss) before provision for income taxes	(1,356,406)	(130,398)	(1,605,743)	(250,127)

Provision for income taxes	-	(63,840)	-	(81,784)

Net income (loss)	$(1,356,406)	$(66,558)	$(1,605,743)	$(168,343)

Earnings (loss) per share	$(0.03)	$-	$(0.04)	$-

Weighted average of common shares outstanding	45,340,090	45,051,201	45,340,090	44,695,646

The accompanying notes are an integral part of these financial statements.

FIRSTPLUS Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005

Cash flow from operating activities:
Net income (loss)	$(1,605,743)	$(168,343)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Accrued interest income	(128,837)	(3,507)
Changes in operating assets and liabilities:
Prepaid insurance	(45,208)	(85,000)
Deferred tax asset	-	(85,000)
Accounts payable	721,447	(29,282)
Income taxes payable	-	(19,600)
Net cash provided (used) by operating activities	(1,058,341)	(390,732)

Cash flows from investing activities:
Advance to Versatile Consulting LLC	(250,000)	-
Collection on Intercompany Claim	10,000,000	-
Advances on receivable Capital Lending Strategies, LLC	-	(15,000)
Collections on account receivable Capital Lending Strategies, LLC	18,294	47,205
Net cash provided (used) by investing activities	9,768,294	32,205

Net increase/(decrease) in cash	8,709,953	(358,527)

Cash at the beginning of the period	1,304,394	460,311

Cash at the end of the period	$10,014,347	$101,784

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

FIRSTPLUS Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the “SEC”) applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2005 which are contained in the Company’s Annual Report on Form 10-KSB. The results for the six month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Due to numerous market factors beyond the Company’s control during the fourth quarter of 1998, the Company’s access to those financing sources was unavailable. As a result, the subsidiaries filed a bankruptcy petition under Chapter 11 of the Bankruptcy Code in 1999. As part of the plan of reorganization accepted by the bankruptcy court on April 7, 2000, holders of the Company's 7.25% Convertible Subordinated Notes Due 2003 received a Certificated Interest representing Obligations under the plan of reorganization. FPFG also retained an unsecured interest in monies that it had advanced to its subsidiaries. As payments are made from the former subsidiaries to the creditor trust which administers the bankruptcy estate (the “Creditor Trust”), the Obligations to the Certificated Interests are paid by the Creditor Trust.

As the settlor and sole beneficiary of the Grantor Trust, the Company has treated the Grantor Trust as a variable interest entity in accordance with accounting pronouncement FIN46(R). Accordingly, the Company has consolidated the entity and eliminated all intercompany transactions. (See note 6).

In March 2006, the Company made an advance of $250,000 to Versatile Consulting, LLC (“Versatile”), secured by a contract between a partnership, for which Versatile is the managing general partner, and a third party supplier of storage units. The advance bears interest at the prime rate of interest as established by the Wall Street Journal plus 3.5%. Under the terms of the agreement, the Company will receive a factoring commission of 2% of each contracted account and an additional discount of 3.5% over the maximum prime rate quoted in the Wall Street Journal adjusted weekly. The Company has also retained a non-expiring option, the terms of which have not been finalized to purchase the 51% controlling partnership interest from Versatile.

FIRSTPLUS Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 3.	Concentration of Credit Risk

FPFG at times during operations has cash deposits that exceed $100,000 in one account in individual banks. The Federal Deposit Insurance Corporation (FDIC) insures only the first $100,000 of funds at member banks. FPFG has not incurred losses related to its cash.

Note 4.	Income Taxes

Deferred taxes are recognized for net operating losses that are available for carryback to offset prior taxable income. Based on the June 30, 2006 loss, FPFG will have a net operating loss carryforward available of approximately $3,000,000. A valuation allowance is provided against the deferred tax asset for future taxable income as realization is uncertain.

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

FPFG retains a claim against the bankruptcy estate of its former subsidiaries for monies advanced to them. On January 20, 2006, the bankruptcy trustee remitted $9,523,451 to the Dallas County District Clerk designated for partial payment of that claim. In March 2006, another $1,742,552 was submitted to the Dallas County District Clerk and $723,323 was set aside for the benefit of FPFG, bringing the aggregate amount of funds designated for the benefit of FPFG to $11,989,326. On May 30, 2006 the District Court released to the Grantor Trust $10,000,000. Neither FPFG, nor the bankruptcy trustee, can estimate the amount or timing of any future payments. FPFG has booked a valuation reserve of $986,162 against the remaining amount set aside for potential creditor claims against FPFG. See Note 12.

The funds placed with the Dallas County District Clerk have been invested in 30-day U.S. Treasury Bills with an automatic renewal policy. The Treasury Bills currently earn an interest rate of 4.0% per annum. Because the funds are not readily accessible to the Company due to the Grantor Trust Litigation, the Company did not consider the funds to be cash or cash equivalents as of June 30, 2006.

FPFG owns a minority equity interest in Capital Lending Strategies, LLC (“CLS”). During 2004, it sold approximately 60% of its holdings, retaining the interest assigned on behalf of the claimants in the class action lawsuit, in CLS for $796,580 which provided FPFG’s working capital. The investment (less than 20%) is recorded on the books at the cost basis of $71,150.

FIRSTPLUS Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 7.	Commitments and Contingencies

The Company entered into agreements with various parties regarding the assignment of a portion of the Intercompany Claim in connection with the bankruptcy filing of its subsidiary First Plus Financial, Inc. (FPFI) in order to satsify some of FPFG’s obligations. FPFG has recorded a valuation allowance of $986,162 for potential claims arising from creditors of FPFG and its former subsidiaries. FPFG has recorded an allowance since any claim would be dependent on the receipt of funds from the bankruptcy estate of FPFG’s former subsidiaries. The Company has recorded a contingent liability based on the funds received by the Grantor Trust from the FPFI Creditor Trust. No creditors have initiated a claim against FPFG.

In October 2005, FPFG entered into a contract with Versatile Consulting, LLC to provide services in identifying and acquiring an operating entity in the financial services sector. The contract is for a period of twelve months and requires payments of $10,000 per month. In July 2006, both parties agreed to terminate the contract.

Note 8.	Stockholders’ Equity

Holders of the Company's 7.25% Convertible Subordinated Notes Due 2003 (amended by a supplemental indenture entered into by the Company and the trustee for the notes pursuant to a plan of reorganization under Chapter 11 of the Bankruptcy Code dated April 7, 2000) received a Certificated Interest payable from residual funds of the subsidiaries after the secured interests have been paid. Two of the former noteholders received rights to convert a portion of their Certificated Interests into shares of the FPFG's common stock. At June 30, 2006, Certificated Interests held conversion rights to 2,905,000 shares of common stock. (See note 12).

On April 6, 2006, the Company entered into a settlement agreement to resolve disputes in the lawsuit styled Danford L. Martin, et al v. FirstPlus Financial Group, Inc. et al. As part of the agreement the Company agreed to pay up to $300,000 to the petitioners for expenses they incurred arising from the lawsuit. The Company has also agreed to instruct the FIRSTPLUS Financial Group, Inc. Grantor Residual Trust (the “Grantor Trust”) to make distributions to the holders of the Company’s common stock on a pro rata basis as of a record date to be set by the board of directors of the Company in aggregate amounts equal to fifty percent of the funds received by the Grantor Trust from the registry of the district court and from the Creditor Trust pursuant to the settlement agreement. (See note 12).

In addition, the Company has agreed not to issue any shares of its common stock prior to the initial distribution and for a period of one year following the distribution, to not issue any shares of its common stock equal to 30% of the then outstanding shares unless the Company obtains a fairness opinion with respect to such transaction.

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

Notes to Consolidated Financial Statements

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

The Company has loaned to Capital Lending Strategies, LLC approximately $275,000. The loan balance at June 30, 2006 was $99,492 of credit bears interest at the prime rate of interest as established by the Wall Street Journal plus 1% and matures on the second anniversary of any advance on the line of credit.

FPFG has a liability insurance policy with American Financial Services covering its directors and officers. The total premium for the policy is $77,500. Dexter & Company was the broker for the policy. John R. Fitzgerald, FPFG’s Director, is Executive Vice President of Dexter & Company.

Note 11.	Recent Accounting Pronouncements

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

On August 3, 2006, the remaining Certificated Interest holder with conversion rights converted the balance of its conversion rights into 2,905,000 shares of the Company.

In July 2006, the Company instructed the Grantor Trust to make a distribution to holders of the Company’s common stock on a pro rata basis as of the record date to be set by the board of directors of the Company in an aggregate amount equal to fifty percent (50%) of the funds received, after reserves and expenses incurred on behalf of the trust, by the Grantor Trust from the registry of the court in the Grantor Trust Lawsuit in accordance with the Company’s Settlement Agreement with Danford L. Martin, individually, on behalf of the FPFX Shareholder Value Committee and the FPFX Steering Committee and as attorney-in-fact for all of the Petitioners in the Election Suit (as defined therein).

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

To settle other claims asserted against it, the Company assigned portions of the FPFG Intercompany Claim to various creditors. Consistent with the plan of reorganization, in settlement of the claims of the holders of the Company’s 7.25% Convertible Subordinated Notes due 2003, the bondholders received an instrument representing the right to receive an assignment of 25% of the FPFG Intercompany Claim, permitting the bondholders to become a direct beneficiary of the Creditor Trust, and an agreement to instruct the Creditor Trust to make two payments to the bondholders of $1,428,000 based on certain conditions. The bondholder settlement was consummated in June 2001. Two of the bondholders also received agreements allowing them to convert portions of their new interest into an aggregate of 5,555,000 shares of the Company’s common stock. As of August 2006, these conversion rights have been exercised in full. The Company believes that it is entitled to a reassignment of a portion of the new interests from the bondholders who received the conversion rights and has initiated discussions with those holders and the trustee for the new interests regarding the reassignment.

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

The Company has previously discussed with other creditors settlement of various claims by assignment of portions of the FPFG Intercompany Claim. For example, the Company agreed to execute and deliver to its former landlord a certificate in the amount of $3,800,000 to evidence an undivided interest in FPFG Intercompany Claim, and in satisfaction of that agreement assigned a 7.6% interest in the FPFG Intercompany Claim to the landlord, in connection with amendments to the Company’s then existing lease for its executive and administrative offices. However, communications with this landlord and other parties have been dormant in recent years. There is no assurance that these parties may not assert claims in excess of the Company’s current estimate of the value of these claims or that there are no additional parties who may assert claims with respect to the FPFG Intercompany Claim. Since the bankruptcy proceedings, the FPFG Intercompany Claim had been the only substantial asset of the Company and the only source of potential payment for its obligations. The Company has booked a valuation reserve of approximately $986,000 against the amount set aside for potential creditors claims.

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

The liquidity issues leading to the FPFI’s bankruptcy filing and the subsequent lack of operations and sources of income of the Company required significant focus by senior management of the Company. Additionally, senior management concentrated on related strategic issues such as negotiating with lenders and creditors, finding new sources of financing, and reorganizing and recapitalizing the Company. The resources available to the Company had been limited by the liquidity issues and the downsizing of the Company and its operations.

In May 2006, over the objections of George Davis, the court in the lawsuit styled FirstPlus Financial Group, Inc., Michael Montgomery, Jack Draper and The FirstPlus Financial Group Grantor Residual Trust v. George T. Davis and The FPFI Creditor Trust; Civil Action No. 05-02962; in the 298th District Court of Dallas County, Texas (the “Grantor Trust Lawsuit”), authorized the release of $10 million of funds previously interplead with the court to The FirstPlus Financial Group Grantor Residual Trust (the “Grantor Trust”). The Grantor Trust received the funds on May 30, 2006, and approximately $1.2 million of the interplead funds remains with the registry of the court. The Company does not believe it will have to raise additional funds in the next twelve months.

In July 2006, the Company instructed the Grantor Trust to make a distribution to holders of the Company’s common stock on a pro rata basis as of the record date set by the board of directors of the Company in an aggregate amount equal to fifty percent (50%) of the funds received by the Grantor Trust from the registry of the court in the Grantor Trust Lawsuit in accordance with the Company’s Settlement Agreement with Danford L. Martin, individually, on behalf of the FPFX Shareholder Value Committee and the FPFX Steering Committee and as attorney-in-fact for all of the Petitioners in the Election Suit (as defined therein) (the “Settlement Agreement”). The Grantor Trust notified the Company that the distribution will be in an amount of approximately $.075 per share, assuming 48,245,090 shares of the Company’s common stock issued and outstanding as of the record date, based on the amount of the funds received by the Grantor Trust from the registry of the court in the lawsuit reduced by amounts reserved by the Grantor Trust on account of previous assignments by the Company prior to the creation of the Grantor Trust and various Grantor Trust expenses or reserves for Grantor Trust expenses. The Grantor Trust also distributed to the Company approximately $3.6 million, also based on the amount of the funds received by the Grantor Trust from the registry of the court in the lawsuit reduced by amounts reserved by the Grantor Trust on account of previous assignments by the Company prior to the creation of the Grantor Trust and various Grantor Trust expenses or reserves for Grantor Trust expenses. In the Settlement Agreement, the Company agreed to pay to the petitioners an aggregate amount of up to $300,000 for the expenses they incurred arising from the Election Suit, and the petitioners agreed to present invoices for such costs, fees and expenses to the Company. The petitioners have not yet presented invoices satisfactory to the Company for the entire $300,000.

The Company’s management has withstood the pressure from creditors and avoided bankruptcy primarily by assigning portions of the FPFG Intercompany Claim to various creditors. However, the Company has maintained that one of its strategies has been to create value in the Company so that its prospects are enhanced for the future. The Company has been active in seeking a platform for operations and has pursued several opportunities; however, prior opportunities were abandoned when the transactions did not meet the expectations of the Company after further examination and the Company learned of opposition to those transactions by certain shareholders.

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

The Company has not identified a target business

Except with respect to the Signs transaction, to date, the Company has not selected any target business on which to concentrate its search for a business combination. Thus, there is no basis to evaluate the possible merits or risks of any target business or potential transaction into which the Company may enter. To the extent the Company enters into a transaction with a financially uncertain company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, the Company may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although the Company’s management will endeavor to evaluate the risks inherent in a particular target business, the Company cannot provide assurance that it will properly ascertain or assess all significant risk factors.

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

The fair market value of such business will be determined by the Company’s Board of Directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If the Board of Directors is not able to independently determine that the target business has a sufficient fair market value, the Company will obtain an opinion or valuation from an unaffiliated, independent investment banking or business valuation firm with respect to the satisfaction of such criteria. In addition, pursuant to the Settlement Agreement, for a year following the initial distribution from the Grantor Trust, the Company agreed not to issue any shares of its common stock pursuant to a transaction that would result in the issuance of shares of common stock in an amount equal to 30% of the then outstanding shares, unless the Company obtains a fairness opinion with respect to such transaction.

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

Possible lack of business diversification

While the Company may seek to pursue multiple business opportunities with more than one target business, it is possible that at any particular time, the Company will be engaged in a single business opportunity or transaction. Accordingly, the prospects for the Company’s success may be entirely dependent upon the future performance of a single business or investment. Unlike other entities that may have the resources to complete several transactions in multiple industries or multiple areas of a single industry, it is probable that the Company will not have the resources to diversify its operations or benefit from the possible spreading of risks or offsetting of losses. The Company’s lack of diversification may:

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

As a result of limited resources and conflicting demands, the Company has not completed its analysis necessary to complete the restatement. In addition, the Company has not had the financial resources or personnel to prepare and file its periodic reports with the SEC. In July 2005, the Company received a letter from the SEC directing the Company to file all required reports or become subject to a revocation of registration under the Securities Exchange Act of 1934. In preparation for the shareholders’ meeting originally scheduled for September 2005, but held in May 2006, the Company obtained audited financial statements for fiscal year 2004 to prepare and distribute its proxy materials for the meeting and resumed filing its periodic reports with the SEC. However, this information alone will not cure the Company’s reporting delinquencies with the SEC. Following the receipt of the letter, the Company had initial discussions with the SEC regarding its compliance issues and has started the process to prepare its plan to correct any SEC reporting delinquencies as it is able.

Following the settlement of the Company’s securities-related class action lawsuit in 2003, the Company began to analyze the extent of its liabilities and reporting compliance issues. In 2004, the Company received a small return on its investment in Capital Lending which allowed it to pay mounting debts and begin becoming compliant with its charter requirements in the State of Nevada. This also allowed the Company to organize its financial records in preparation for an audit of its financial statements for the year ended December 31, 2004, which is an expensive and time consuming process. Through changes in management and the nature of FPFI’s bankruptcy and litigation filed against the Company, the historical business records have been scattered. As a result, gathering the necessary information to complete the delinquent reports has taken more time than anticipated or would be required under other circumstances. The Company cannot currently estimate when it will complete the restatement or the delinquent reports for past time periods or if it will have access to the personnel and materials necessary to complete the restatement or the filing of the delinquent reports.

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

Because the Company had been in a dormant capacity for the past several years, the Company has only one officer and employee. However, management’s revised assessment has concluded that, as of June 30, 2006, the Company’s shortage of personnel is not sufficient to constitute effective disclosure controls and procedures in light of the state of its financial records discussed in the paragraphs below and the resources required for the functions described under Part I, Item 2, Plan of Operation, particularly if unforeseen circumstances arise, such as those described in Part II, Item 1, Legal Proceedings.

There were no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II	Other Information

Item 1.	Legal Proceedings.

Special Meeting Litigation

In April 2006, the Company and the petitioners in the lawsuit styled Danford L. Martin, et al. v. FirstPlus Financial Group, Inc., et al., in the Second Judicial District Court for the State of Nevada (the “Election Suit”) entered into the Settlement Agreement to resolve the disputes in the Election Suit. Pursuant to the Settlement Agreement:

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

The court dismissed the Election Suit on April 7, 2006.

Grantor Trust Litigation

In May 2006, over the objections of George Davis, the court in the Grantor Trust Lawsuit authorized the release of $10 million in interplead funds to the Grantor Trust. The Grantor Trust received the funds on May 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On July 15, 2006, the Company made the final payment on its Consultant’s Engagement Contract and Letter of Understanding with Versatile Consulting. The contract terms provided that Versatile Consulting LLC would provide services in identifying and acquiring an operating entity in the financial services sector and required payments of $10,000 per month with a $25,000 initial startup fee. The parties then mutually agreed to terminate the contract prior to its term. The Company did not incur any material early termination penalties in connection with the termination of the agreement.

Item 6.	Exhibits

Number	Description

10.1	First Amended FirstPlus Financial Group, Inc. Grantor Residual Trust Agreement, dated July 6, 2006 by FirstPlus Financial Group, Inc. as the sole settlor and the sole beneficiary

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTPLUS Financial Group, Inc.

Dated: August 14, 2006	/s/ Jack (J.D.) Draper
President and Chief Executive Officer
(Principal Executive and Accounting Officer)

EXHIBIT INDEX

Number	Description

10.1	First Amended FirstPlus Financial Group, Inc. Grantor Residual Trust Agreement, dated July 6, 2006 by FirstPlus Financial Group, Inc. as the sole settlor and the sole beneficiary

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002