Form 10QSB
period 2006-09-30
FIRSTPLUS FINANCIAL GROUP INC
filed 2006-11-20
CIK 1000368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2006

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

The number of shares of common stock outstanding as of: November 15, 2006 was 48,245,090.

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

FIRSTPLUS Financial Group, Inc.
Consolidated Balance Sheet

September 30, 2006
(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$5,234,112
Prepaid insurance	25,833

Total current assets	5,259,945

Accounts receivable Capital Lending Strategies, LLC	90,192
Claim from bankruptcy estate (see notes 7 and 13)	8,215,488
Deferred tax asset	93,300
Advance to Versatile Consulting LLC (see note 2)	265,771
Investment in Capital Lending Strategies, LLC	71,150

Total assets	$13,995,846

LIABILITIES
AND STOCKHOLDERS' EQUITY:
Current liabilities
Accrued expenses	$180,331
Income taxes payable	93,300

Total current liabilities	273,631

Commitments and contingencies (see note 8)	2,039,115

Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares
authorized; 48,245,090 shares issued and outstanding	482,451
Additional paid in capital	14,952,004
Accumulated defict since December 31, 2002 when a deficit of
$312,527,864 was eliminated in connection with a
quasi-reorganization	(3,751,355)

Total stockholders' equity	11,683,100

Total liabilities and stockholders' equity	$13,995,846

The accompanying notes are an integral part of these financial statements.

FIRSTPLUS Financial Group, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	628,607	663,458	2,408,907	919,714

Total operating expenses	628,607	663,458	2,408,907	919,714

Operating income (loss)	(628,607)	(663,458)	(2,408,907)	(919,714)

Non-operating income:
Interest, net	120,120	6,870	294,678	12,899

Income (loss) before provision
for income taxes	(508,487)	(656,588)	(2,114,229)	(906,815)

Provision for income taxes	-	28,009	-	(53,775)

Net income (loss)	$(508,487)	$(684,597)	$(2,114,229)	$(853,040)

Earnings (loss) per share	$(0.01)	$(0.02)	$(0.05)	$(0.02)

Weighted average of common shares
outstanding	47,191,628	45,340,090	45,959,539	44,913,619

The accompanying notes are an integral part of these financial statements.

FIRSTPLUS Financial Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
		(Restated)
Cash flow from operating activities:
Net income (loss)	$(2,114,229)	$(853,040)
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Accrued interest income	(170,951)	(5,154)
Changes in operating assets and liabilities:
Prepaid insurance	(25,833)	(85,000)
Deferred tax asset	-	(93,300)
Accrued expenses	19,121	(29,282)
Income taxes payable	-	18,400
Net cash provided (used) by operating activities	(2,291,892)	(1,047,376)

Cash flows from investing activities:
Advance to Versatile Consulting LLC	(250,000)	-
Collection on Intercompany Claim	10,000,000	1,663,644
Receipt of state refund - net (see note 3)	62,880	168,731
Collections on account receivable Capital Lending Strategies, LLC	27,594	40,159
Net cash provided (used) by investing activities	9,840,474	1,872,534

Cash flows from financing activities - dividends paid	(3,618,864)	-

Net increase/(decrease) in cash	3,929,718	825,158

Cash at the beginning of the period	1,304,394	460,311

Cash at the end of the period	$5,234,112	$1,285,469

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$924
Taxes	$-	$19,600

Non-cash items:
Issuance of stock on conversion of Certificated Interests	$29,050	$10,000
Increase in claim on bankruptcy valuation	$7,046,867	$-

The accompanying notes are an integral part of these financial statements.

FIRSTPLUS Financial Group, Inc.
Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the “SEC”) applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2005 which are contained in the Company’s Annual Report on Form 10-KSB. The results for the nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

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

As the settlor and sole beneficiary of the FIRSTPLUS Financial Group Grantor Residual Trust (the "Grantor Trust"), the Company has treated the Grantor Trust as a variable interest entity in accordance with accounting pronouncement FIN46(R). Accordingly, the Company has consolidated the entity and eliminated all intercompany transactions. (See note 7.)

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

FIRSTPLUS Financial Group, Inc.
Notes to Consolidated Financial Statements

Note 3.  Explanatory Note to Restatement of Certain Prior Year Amounts

In this filing, the Company restated certain amounts and disclosures previously reported as of and for the three- and nine-month periods ended September 30, 2005. These restatements affected: other income, certain disclosures on the accompanying statement of cash flows, and certain disclosures in the footnotes to the unaudited financial statements. The Company inserted the word “restated” above tabular information that has been restated. The following items are restated:

1. Other income-state tax refund net was restated by $168,731 for the three-month and nine-month period ended September 30, 2005, to reflect net proceeds remitted to the state of Texas prior to the quasi-reorganization. The funds were returned to the Company during 2005. The Company has treated the return as an adjustment to additional paid in capital in connection with the reorganization.

2. The unaudited statement of cash flows for the nine-month period ended September 30, 2005, was restated to reflect the receipt of funds described above.

Note 4.  Concentration of Credit Risk

FPFG at times during operations has cash deposits that exceed $100,000 in one account in individual banks. The Federal Deposit Insurance Corporation (FDIC) insures only the first $100,000 of funds at member banks. FPFG has not incurred losses related to its cash.

Note 5.  Income Taxes

Deferred taxes are recognized for net operating losses that are available for carryback to offset prior taxable income. Based on the September 30, 2006 loss, FPFG will have a net operating loss carryforward available of approximately $3,500,000. A valuation allowance is provided against the deferred tax asset for future taxable income as realization is uncertain.

Income tax benefit is recorded net of any penalties and interest.

Note 6.  Quasi-reorganization

The Company’s Board of Directors approved a plan to affect a quasi-reorganization effective December 31, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits a company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves adjusting a company’s assets and liabilities to their fair values. Any remaining deficit in retained earnings is then eliminated by a transfer of amounts from paid-in capital and capital stock, if necessary, giving a company a “fresh start” and a zero balance in retained earnings.

Note 7.  Other Assets

FPFG retains a claim against the bankruptcy estate of its former subsidiaries for monies advanced to them. On January 20, 2006, the bankruptcy trustee remitted $9,523,451 to the Dallas County District Clerk designated for partial payment of that claim. In March 2006, another $1,742,552 was submitted to the Dallas County District Clerk and $723,323 was set aside for the benefit of FPFG. In October 2006, another $7,121,867 was set aside by the bankruptcy trustee bringing the aggregate amount of funds designated for the benefit of FPFG to $19,111,193. On May 30, 2006 the District Court released to the Grantor Trust $10,000,000. Neither FPFG, nor the bankruptcy trustee, can estimate the amount or timing of any future payments. In addition, FPFG has booked a valuation reserve of $1,050,885 against the remaining amount set aside for potential creditor claims against FPFG. (See Note 8 and 13.)

FIRSTPLUS Financial Group, Inc.
Notes to Consolidated Financial Statements

The funds placed with the Dallas County District Clerk have been invested in 30-day U.S. Treasury Bills with an automatic renewal policy. The Treasury Bills currently earn an interest rate of 4.0% per annum and have accrued $155,180 as of September 30, 2006. Because the funds are not readily accessible to the Company due to the Grantor Trust Litigation, the Company did not consider the funds to be cash or cash equivalents as of September 30, 2006. (See Note 13.)

FPFG owns a minority equity interest in Capital Lending Strategies, LLC (“CLS”). During 2004, it sold approximately 60% of its holdings, retaining the interest assigned on behalf of the claimants in the class action lawsuit, in CLS for $796,580 which provided FPFG’s working capital. The investment (less than 20%) is recorded on the books at the cost basis of $71,150.

Note 8.  Commitments and Contingencies

The Company entered into agreements with various parties regarding the assignment of a portion of the Intercompany Claim in connection with the bankruptcy filing of its subsidiary FIRSTPLUS Financial, Inc. (FPFI) in order to satisfy some of FPFG’s obligations. FPFG has recorded a valuation allowance of $1,050,885 for potential claims arising from creditors of FPFG and its former subsidiaries. FPFG has recorded an allowance since any claim would be dependent on the receipt of funds from the bankruptcy estate of FPFG’s former subsidiaries. The Company has recorded a contingent liability of $2,039,115 based on the funds received by the Grantor Trust from the FPFI Creditor Trust. No creditors have initiated a claim against FPFG.

In October 2005, FPFG entered into a contract with Versatile Consulting, LLC to provide services in identifying and acquiring an operating entity in the financial services sector. The contract was for a period of twelve months and requires payments of $10,000 per month. In July 2006, both parties agreed to terminate the contract.

Note 9.  Stockholders’ Equity

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

In July 2006, the Company instructed the Grantor Trust to make a distribution to holders of the Company’s common stock on a pro rata basis as of August 3, 2006, in an aggregate amount equal to fifty percent (50%) of the funds received, after reserves and expenses incurred on behalf of the trust, by the Grantor Trust from the registry of the court in the Grantor Trust Lawsuit in accordance with the Company’s Settlement Agreement with Danford L. Martin, individually, on behalf of the FPFX Shareholder Value Committee and the FPFX Steering Committee and as attorney-in-fact for all of the Petitioners in the Election Suit (as defined therein). The Company distributed $3,618,864. The Company has determined that the distribution was a return of capital since the Company did not have any current or accumulated earnings and profits.

Note 10.  Director Stock Option Plan

The Company has stock options outstanding to participants under the 1995 Non-Employee Director Plan to grant options to members of the Board of Directors who are not employees of the Company or its subsidiaries on the date they become a director. No options under the 1995 Employee Option Plan may be exercised more than ten years from the date of grant.

FIRSTPLUS Financial Group, Inc.
Notes to Consolidated Financial Statements

Each of the four directors holds options, exercisable at $0.10 per option, for the issuance of 300,000 shares of common stock for an aggregate total of 1,200,000 shares. Exercise of the options would have an anti-dilutive effect and therefore are not included in the earnings per share calculations.

Note 11.  Related Party Transactions

The Company’s executive offices are shared with the facilities leased by Capital Lending Strategies, LLC, which incurs the cost and full responsibility of the lease. There is no formal agreement between the Company and Capital Lending Strategies, LLC with respect to the lease arrangement. Daniel T. Phillips, FPFG’s Director, is a Manager and Member of Capital Lending Strategies, LLC.

The Company has loaned to Capital Lending Strategies, LLC approximately $275,000. The loan balance at September 30, 2006 was $90,192. The line of credit bears interest at the prime rate of interest as established by the Wall Street Journal plus 1% and matures on the second anniversary of any advance on the line of credit.

FPFG has a liability insurance policy with American Financial Services covering its directors and officers. The total premium for the policy is $77,500. Dexter & Company was the broker for the policy. John R. Fitzgerald, FPFG’s Director, is Executive Vice President of Dexter & Company.

Note 12.      Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate any material impact on its financial statements from the adoption of SFAS 154 since it currently does not anticipate any voluntary changes to its accounting policies.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and will become effective for the Company for fiscal years beginning after December 15, 2006. The Company has not yet determined the effect of FIN 48 on its financial position, operations or cash flows.

Note 13.  Subsequent Events

On October 20, 2006, the bankruptcy trustee set aside $7,121,867 for the benefit of FPFG bringing the aggregate balance held by the trustee to $7,845,190.

On November 3, 2006, the Company formed Olé Auto Group, Inc., formerly known as FIRSTPLUS Auto Group, Inc., to acquire a pool of motor vehicle retail installment sale contracts and security agreeements. The details of the transaction are incorporated by reference to the Form 8-K filed by the Company on November 9, 2006.

On November 8, 2006, the Dallas County District Clerk’s office released the balance of the funds held by the District Clerk to the Grantor Trust. The Grantor Trust received $1,425,669.

Item 2. Management’s Discussion and Analysis or Plan of Operation

General

FIRSTPLUS Financial Group, Inc. (the “Company”) was a diversified consumer finance company that originated, serviced, and sold consumer finance receivables, primarily through its principal operating subsidiary, FIRSTPLUS Financial, Inc. (“FPFI”). The Company operated through FPFI and other various subsidiaries until 1998 when macroeconomic factors adversely affected financial markets and largely destroyed the industry’s access to the capital markets. In March 1999, FPFI, and FIRSTPLUS Special Funding Corp., another wholly-owned subsidiary of the Company, filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Neither the Company, nor any of its other subsidiaries, sought bankruptcy protection.

FPFI’s plan of reorganization was confirmed in April 2000 by the bankruptcy court and provided for the creation of the FPFI Creditor Trust (the “Creditor Trust”) to facilitate implementation of the plan of reorganization, to hold trust assets for the benefit of the beneficiaries, to resolve claims, to make distributions in accordance with the plan of reorganization and to provide various administrative services related to the Creditor Trust and the implementation of the plan of reorganization.

In the plan of reorganization, the Company received the FPFG Intercompany Claim as a general unsecured claim defined in the plan of reorganization to be in an amount that was not to be less than $50 million. By being a holder of the FPFG Intercompany Claim, the Company became a beneficiary of the Creditor Trust. Under the plan of reorganization, the Company would only receive distributions as a beneficiary of the Creditor Trust from payments on the FPFG Intercompany Claim based on a previous series of securitized loan pools that had been sold in the marketplace.

The stock of FPFI was transferred to a voting trust whereby the voting trust would have the sole power to hold and vote the stock. As a result, the Company has no interest in FPFI or the Creditor Trust’s assets other than its interest in the FPFI Intercompany Claim. The Company has no operations with respect to, or any ownership in or control over, the securitized loans.

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

In May 2006, over the objections of George Davis, the court in the lawsuit styled FIRSTPLUS Financial Group, Inc., Michael Montgomery, Jack Draper and The FIRSTPLUS Financial Group Grantor Residual Trust v. George T. Davis and The FPFI Creditor Trust; Civil Action No. 05-02962; in the 298th District Court of Dallas County, Texas (the “Grantor Trust Lawsuit”), authorized the release of $10 million of funds previously interplead with the court to the Grantor Trust. The Grantor Trust received the funds on May 30, 2006.

In July 2006, the Company instructed the Grantor Trust to make a distribution to holders of the Company’s common stock on a pro rata basis in an aggregate amount equal to fifty percent (50%) of the funds received by the Grantor Trust from the registry of the court in the Grantor Trust Lawsuit in accordance with the Company’s Settlement Agreement with Danford L. Martin, individually, on behalf of the FPFX Shareholder Value Committee and the FPFX Steering Committee and as attorney-in-fact for all of the Petitioners in the Election Suit (as defined therein) (the “Settlement Agreement”). The Grantor Trust made the distribution to shareholders in August 2006. The Grantor Trust also distributed to the Company approximately $3.6 million. Each distribution was based on the amount of the funds received by the Grantor Trust from the registry of the court in the lawsuit reduced by amounts reserved by the Grantor Trust on account of previous assignments by the Company prior to the creation of the Grantor Trust and various Grantor Trust expenses or reserves for Grantor Trust expenses. The Company does not believe it will have to raise additional funds in the next twelve months.

In October 2006, the parties to the Grantor Trust Lawsuit entered into a settlement agreement to resolve all claims and disputes between them. The Company agreed to pay $55,000 to Mr. Davis, and, effective upon entry of a dismissal order by the court, Mr. Davis has agreed to resign as a trustee of the Grantor Trust and relinquish any claim that he is a trustee of the Grantor Trust retroactive to June 30, 2005. The parties granted mutual releases to each other. The Grantor Trust has received the remaining funds that had been held in the registry of the court in the amount of approximately $1.4 million.

Strategic Plan

The Company has maintained that one of its strategies has been to create value in the Company so that its prospects are enhanced for the future. The Company has been active in seeking a platform for operations and has pursued several opportunities; however, prior opportunities were abandoned when the transactions did not meet the expectations of the Company after further examination and the Company learned of opposition to those transactions by certain shareholders. The Company continues to review the marketplace and its strategic plan. The areas for opportunity may include buying an existing company, merging with an existing concern or entering into a joint venture. In recent years, the financial services industry has seen substantial growth and the Company believes that this trend will continue, and the Company is currently investigating opportunities in the automobile consumer finance industry.

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

Over the past several months the Company has been analyzing an opportunity to enter the “buy here- pay here” auto finance industry. Based on this analysis, the Company has determined to make a concerted effort to enter this business, initially focusing on the Dallas and Fort Worth, Texas market. In November 2006, the Company formed Olé Auto Group, Inc. (“Olé Auto,” formerly known as FIRSTPLUS Auto Group, Inc.) in order to carry out this activity. Olé Auto has acquired a pool of motor vehicle retail installment sale contracts and security agreements (the “Notes”) from Pierce Auto Group. Pierce Auto Group is a sole proprietorship, of which Mr. Eddie Perkins is the principal. Mr. Perkins is co-President and a director of Olé Auto. The purchase price was $520,000, with a 20% hold back for credit enhancement for the benefit of the Olé Auto. An initial payment of $208,000 was paid in November 2006. Under the purchase agreement, Olé Auto will make a second installment payment of $208,000 on January 1, 2007. The initial hold back amount of $104,000 will be released to the Seller on a monthly basis when the cumulative collections on the notes is greater than the $630,000 in the amount of cumulative collections on the notes in excess of $630,000.

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

Because the Company had been in a dormant capacity for the past several years, the Company had only one officer and employee as of September 30, 2006. The Company appointed two additional officers in November 2006, however, management’s assessment has concluded that, as of September 30, 2006, the Company’s shortage of personnel is not sufficient to constitute effective disclosure controls and procedures in light of the resources required for the functions described under Part I, Item 2, Plan of Operation, particularly if unforeseen circumstances arise, such as litigation.

There were no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On November 15, 2006, the Company’s board of directors appointed Daniel T. Phillips as President and Chief Executive Officer, James Roundtree as Chief Financial Officer and Jack (J.D.) Draper as Executive Vice President. The Company intends to provide additional information regarding the appointments on a Current Report on Form 8-K within the prescribed period allowed by the rules relating to Form 8-K.

Item 6.  Exhibits

Number	Description

10.1	Asset Purchase Agreement, dated as of November 3, 2006, by and between FIRSTPLUS Auto Group, Inc. and Eddie Perkins

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTPLUS Financial Group, Inc.

Dated: November 20, 2006	/s/ Daniel T. Phillips
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 20, 2006	/s/ James Roundtree
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Number	Description

10.1	Asset Purchase Agreement, dated as of November 3, 2006, by and between FIRSTPLUS Auto Group, Inc. and Eddie Perkins

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002