Form 10KSB
period 2006-12-31
FIRSTPLUS FINANCIAL GROUP INC
filed 2007-04-06
CIK 1000368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $.01 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Registrant’s revenues for its most recent fiscal year: $25,692

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Aggregate market value of Registrant’s voting and non-voting common equity held by non-affiliates: Based upon the closing price at March 29, 2007 ($.16), the aggregate market value was $7,719,214.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 28, 2007, the issuer had 48,245,090 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement pertaining to the 2007 Special Meeting of Shareholders (the “Proxy Statement”) and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.

Transitional Small Business Disclosure Format (Check one): ☐ Yes  ☒ No

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

General

FIRSTPLUS Financial Group, Inc. (the “Company”) was incorporated in 1994 in the State of Nevada. The Company was a diversified consumer finance company that originated, serviced, and sold consumer finance receivables. The Company operated through various subsidiaries until 1998 when macroeconomic factors adversely affected financial markets and largely destroyed the industry’s access to the capital markets. Without access to working capital, the Company’s ability to provide consumer-based products evaporated and, like virtually all its competitors, it saw its business liquidated to satisfy obligations. The Company’s principal operating subsidiary at that time, FIRSTPLUS Financial, Inc. (“FPFI”), engaged in the business of originating, purchasing, marketing and servicing home equity loans. Prior to the collapse of the financial markets, its primary loan product was a credit consolidation or home improvement loan, which was generally secured by a second lien on real property (commonly referred to as a “high loan to value” or “HLTV” loan). Over the course of approximately five years, FPFI originated billions of dollars of loans. By 1998, FPFI had attained a market leadership position in the HLTV loan business.

In March 1999, two wholly-owned subsidiaries then owned by the Company, FPFI, and FIRSTPLUS Special Funding Corp., filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Pursuant to FPFI’s plan of reorganization, the Company’s operating subsidiaries, including FPFI and Western Interstate Bancorp, had been transferred from the Company to a trust pursuant to the FPFI bankruptcy proceedings. As a result, the company has no interest in FPFI or its assets other than its interest in the anticipated but uncertain cash flow from the Company’s allowed unsecured claim against FPFI, more commonly known as the FPFG Intercompany Claim. In 2002, the Company as sole settlor and sole beneficiary established the FirstPlus Financial Group, Inc. Grantor Residual Trust (the “Grantor Trust”) and assigned to the Grantor Trust the Company’s remaining interest in the FPFG Intercompany Claim.

Since 1999, the Company has managed to avoid bankruptcy by negotiating with creditors. The Company’s management has withstood the pressure from creditors and avoided bankruptcy primarily by assigning portions of the FPFG Intercompany Claim to various creditors.

Primarily due to lack of funds, the Company had for the most part been in a dormant capacity from 1999 to 2006. During 2006, the Company began analyzing an opportunity to enter the “Buy-Here Pay-Here” auto finance industry. Based on this analysis, the Company determined to make a concerted effort to enter this business, initially focusing on the Dallas and Fort Worth, Texas market. In November 2006, the Company formed Olé Auto Group, Inc. (“Olé”) in order to carry out this activity. In November 2006, the Company acquired a pool of motor vehicle retail installment sale contracts and security agreements. Initially, the Company intends to open auto dealership operations in the Dallas-Fort Worth area and purchase cars and offer financing to its customers, typically marketing to customers with limited credit history or past credit problems.

Business Operations

The Company currently operates one automotive sales lot in Dallas/Fort Worth, Texas that focuses exclusively on the Buy-Here Pay-Here segment of the used car market. The Company plans to begin operating two additional sales lots in the Dallas/Fort Worth area in 2007 pending licensing approvals.

The Company believes that its target market for used car sales in the major metropolitan markets in Texas is significant, growing and underserved. Used car retail sales typically occur through franchised new car dealerships that sell used cars or independent used car dealerships. The sub-prime segment of the independent used car sales and finance market is serviced primarily by numerous small independent used car dealerships that sell and finance the sale of used cars to individuals with limited or damaged credit histories. Many independent used car dealers are not able to obtain debt financing from traditional lending sources such as banks, credit unions, or major finance companies. Many of these dealers typically finance their operations through the sale of contract receivables at a discount.

Buy-Here Pay-Here dealers sell and finance used cars to individuals with limited credit histories or past credit problems. The Buy-Here Pay-Here industry focuses on customers, collectively referred to as “sub-prime or

‘D’ Borrowers”, who (1) do not have traditional bank accounts or do not rely on traditional financial services relationships, or “un-banked” consumers, or (2) do not have the ability to obtain credit from traditional sources such as banks and credit unions due to limited credit histories, low income, past credit problems, or “credit-impaired” borrowers. Buy-Here Pay-Here payment arrangements are often construed to be within the “sub-prime” category of financing and lending. Because the Company serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, the Company expects generally to charge higher interest rates than those charged by traditional financing sources. Since the Company provides financing in a relatively high-risk market, the Company also expects to sustain a higher level of credit losses than traditional automobile financing sources.

This industry is served by traditional lending sources such as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and Buy-Here Pay-Here dealers. Despite significant opportunities, many of the traditional lending sources do not consistently provide financing to individuals with limited credit histories or past credit problems. Management believes traditional lenders avoid this market because of its high credit risk and the associated collection challenges. In general, the Company believes that the industry is categorized according to the type of car sold (new versus used) and the credit characteristics of the borrower.

Systems

The Company utilizes commercially available software to manage all aspects of its operations in a single, integrated management information system. The Company has implemented both local and wide-area data and voice communication networks to account for all activity centrally and provide meaningful, real-time, daily checks and balances throughout the organizational structure. Upon acquisition of new inventory, the system adds the car to inventory and records the appropriate entries to track reconditioning costs. Upon the sale and financing of the vehicle, the system automatically records the sale, cost of sale, a reduction in inventory, the corresponding loan and all related entries and establishes the loan in the collections database. The system will also support the capability and flexibility to allow customers to make payments at any dealership location. The database structure of these systems also provides the Company with the ability to develop sophisticated management tools, including static pool analyses, to analyze customer payment history and loan performance, and to monitor underwriting effectiveness.

Vehicle Acquisition

The Company’s strategy incorporates the importance of offering inventory in generally better working condition than typical Buy-Here Pay-Here dealers. The Company believes upgraded inventory reduces the reconditioning costs and provides better quality portfolio performance as well as a significant competitive advantage.

The Company intends to acquire inventory from various sources, including local and regional auctions, wholesalers, franchised and independent dealers, and fleet owners, such as leasing companies and rental companies. The Company plans to control inventory costs by making volume purchases for all of its dealerships. In making its purchases, the Company will to take into account each car’s retail value and the costs of buying, reconditioning, and delivering the car for resale.

Sales

The Company has implemented a standardized sales training program for all of its managers and sales personnel to maintain a uniform sales methodology. The sales process, which emphasizes a “low-pressure” approach, was designed to incorporate the essential sales fundamentals of assisting the customer find the right vehicle based on the customer’s financial ability.

Underwriting and Finance

The Company provides financing for substantially all of its vehicle sales using retail installment loan contracts. As a buy-here pay-here dealer, the Company offers the customer certain advantages over more traditional financing sources including: broader underwriting guidelines, flexible payment terms including structuring loan payment due dates as weekly or biweekly, often coinciding with the customer’s payday, and the ability to make payments in person at the dealerships. Weekly and bi-weekly payments provide early warnings and allow the Company to react more quickly to potential problems.

After the customer and the Company reach a preliminary agreement as to financing terms, the Company obtains a credit application from the customer which includes information regarding employment, residence, credit history, and personal references.

Servicing and Collections

Upon the origination of a retail installment contract, the collections personnel will utilize the Company’s collections software to monitor the performance of the contracts, focusing on delinquent loans. Servicing activities consist of collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent in payment of an installment, maintaining the security interest in the financed vehicle, monitoring physical damage insurance coverage of the financed vehicle, and arranging for the repossession of financed vehicles, liquidation of collateral and pursuit of deficiencies when necessary.

Seasonality

Typically in the auto industry, there is an annual cycle to the sales volumes. Historically, there is an increase is sales activity beginning in February which peaks toward the end of the third quarter before beginning a decrease for the remainder of the year. These cycles can be affected by incentive programs offered by the automobile manufacturers from time to time. In the Buy-Here Pay-Here industry, the cycle is somewhat less pronounced due to the utilization of tax refunds by buyers in the early part of the year.

Branding

The Company intends to capitalize on management’s experience in building name and brand awareness in a highly fragmented and unsophisticated market. The Company intends to generate an image as a professional, yet approachable operation, in contrast to the generally unfavorable public image of many Buy-Here Pay-Here dealers.

To attract customers, the Company uses a mixture of target advertising in print, radio and television serving each local market.

Competition

The used automotive retailing industry is highly competitive. The Company competes with other Buy-Here Pay-Here dealers, the used vehicle retail operations of franchised automobile dealerships, independent used vehicle dealers, internet-based sales organizations and individuals who sell used vehicles in private transactions. The Company competes for both the purchase and resale of used vehicles. Many of these competitors have substantially greater financial resources and lower costs of funds than the Company. As a result of these conditions, the non-prime consumer automotive finance market is highly fragmented, and primarily serviced by smaller finance organizations that solicit business when and as their capital resources permit.

Despite the income potential in the non-prime consumer market, many traditional financing sources, such as banks, savings and loans, credit unions, captive finance companies and leasing companies do not consistently provide financing to, or have from time to time withdrawn from, this market. However, many of these same institutions will buy loans on this type of buyer once the initial, higher-risk period of the first three months have passed.

The Company believes the principal competitive factors in the sale of its used vehicles include (1) the availability of financing to consumers with limited credit histories or past credit problems; (2) the breadth and quality of vehicle selection; (3) pricing; (4) the convenience of a dealership’s location; (5) the option to purchase a service contract; and (6) customer service.

Intellectual Property

The Company has filed two applications for service marks related to the Olé logo and designs.

Regulation and Licensing

Our operations are subject to various federal, state, and local laws, ordinances and regulations pertaining to the sale and financing of vehicles. Under various state laws, the Company’s lots must obtain a license in order to operate or relocate. These laws also regulate advertising and sales practices. Our financing activities are subject to federal truth-in-lending and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws. Among other things, these laws require the Company to limit or prescribe terms of the contract it originates, require specified disclosures to customers, restrict collection practices, limit the Company’s rights to repossess and sell collateral, and prohibit discrimination against customers on the basis of certain characteristics including age, race, gender and marital status.

The Company has obtained the necessary sales and finance licenses to operate the car dealership business. The Company believes it is in compliance in all material respects with all applicable federal, state and local laws, ordinances and regulations. However, the adoption of additional laws, changes in the interpretation of existing laws, or the Company’s entrance into jurisdictions with more stringent regulatory requirements could have a material adverse effect on the Company’s used vehicle sales and finance business. There can be no assurance that the Company will be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on the Company’s operations.

Environmental Compliance

The Company believes it is materially in compliance with applicable environmental regulations. The Company does not spend any material amounts on environmental compliance.

Executive Officers

The Company currently has three employees, its executive officers are listed below. None of these executive officers have employment agreements with the Company. In addition, the Company’s wholly-owned subsidiary, Olé Auto Group, Inc., has 16 employees, including two additional executive officers.

Daniel T. Phillips. Daniel T. Phillips has served as a director since 1994 and as President and Chief Executive Officer since November 2006. Mr. Phillips is co-founder of FIRSTPLUS Financial Group, Inc. From 1996 to 2003, Mr. Phillips served as Chairman and CEO of FIRSTPLUS, overseeing the operations of its subsidiaries, which combined had 6,000 employees producing, securitizing and servicing up to $9 billion dollars of loans. Currently, Mr. Phillips serves on the Board of Managers and is a Member and the CEO of Capital Lending Strategies, LLC, a position he has held since 2003. Mr. Phillips has also served as Chairman of the Board of Renaissance Acceptance Group, Inc. since 2001. From 1993 to 1996, Mr. Phillips served as President and CEO of RAC Financial Group, Inc., the parent of FIRSTPLUS Financial Inc., FIRSTPLUS Financial West, Inc., First Security Mortgage Corporation and State Financial Acceptance Corporation. He is also former President and CEO of LinCo Financial Corporation and served in the United States Marine Corps from 1967 to 1970. Mr. Phillips is responsible for the development of sophisticated risk scorecards for the high loan to value second mortgage business and in his career he has successfully securitized $9 billion of business rated by S&P, Moody’s and Fitch.

James Roundtree. Mr. Roundtree has served as Chief Financial Officer since November 2006 and as a director since December 2006. From 1996 to 2001, Mr. Roundtree served in various financial positions within the registrant and its wholly owned subsidiary FirstPlus Financial, Inc., primarily as chief accounting officer and CFO. Mr. Roundtree has served as trustee of the FirstPlus Financial Group, Inc. Grantor Residual Trust since 2006. Currently, Mr. Roundtree serves on the Board of Managers and is a Member and the CFO of Capital Lending Strategies, LLC, a position he has held since 2003. Prior to working with Capital Lending Strategies, LLC, Mr. Roundtree was self employed as a consultant from 2001 until 2003. Mr. Roundtree worked in public accounting from 1984 through 1996, primarily with Ernst & Young, providing attestation services to financial institutions. Mr. Roundtree holds a Bachelor of Science in Accounting from the University of Texas at Dallas and a Juris Doctorate from William Howard Taft University.

Jack (J.D.) Draper. Mr. Draper served as President and Chief Executive Officer from October 2003 to November 2006 and has served as Executive Vice President since November 2006. Mr. Draper has 25 years of management experience in the mortgage, second mortgage and property improvement industries. Mr. Draper has experience with compliance issues in state and federal lending laws. Mr. Draper is skilled in quality control plan development, fiscal planning and budget administration and has experience in strategic planning, operations management and project management. Before being appointed President and CEO of the registrant in 2003, Mr. Draper served as President and CEO of LDI Financial Inc. from 2002 to 2003.

ITEM 2.	DESCRIPTION OF PROPERTY.

The Company’s executive offices are shared with the facilities leased by Capital Lending Strategies, LLC (“Capital Lending”), which incurs the cost and full responsibility of the lease. There is no formal agreement between the Company and Capital Lending with respect to the lease arrangement. Olé Auto Group, Inc. has a sublease from Capital Lending for its executive office facilities which expires in May 2010 and rent payments of $3,881.50 per month. In addition, the Company has leases for two automotive sales lots in Dallas and Fort Worth, Texas. The Dallas lease is for a term of five years with payments ranging from $10,000 to $12,5000 per month over the term of the lease. The Fort Worth lease is for a term of three years with monthly rental payments of $6,500. In addition, the Company owns an additional lot in Dallas, Texas.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public trading market for the Company’s common stock. The Company’s common stock is quoted under the symbol “FPFX” in the Pink Sheets. As of March 28, 2007, there were 1,290 shareholders of record of the Company’s common stock and 48,245,090 shares issued and outstanding.

In 2006, the Company instructed the Grantor Trust to make a distribution to the Company’s shareholders of record on August 3, 2006 in an amount of $.08 per share, assuming 45,340,090 shares of the registrant’s common stock issued and outstanding as of the record date. Pursuant to the settlement agreement with the petitioners in the lawsuit styled Danford L. Martin, et al. v. FirstPlus Financial Group, Inc., et al., the Company agreed that upon receipt by the Grantor Trust of funds from the portion of the FPFG Intercompany Claim assigned by the Company to the Grantor Trust, it would cause the Grantor Trust to make distributions to the holders of the Company’s common stock of fifty percent of such funds annually. The Company will announce record dates for these distributions at the applicable times. Distributions from the Grantor Trust are limited by the terms of the Grantor Trust’s trust agreement, which forbids distributions from the trust estate to shareholders if the distribution would render the Company insolvent.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006, about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	3,760,000	$0.08	740,000
Total	3,760,000	$0.08	740,000

On December 12, 2006, the registrant’s board of directors approved the Stock Option Plan for FIRSTPLUS Financial Group, Inc. (the “Plan”). The primary purpose of the Plan is to advance the interests of the registrant by providing an additional incentive in the form of stock options and restricted stock to attract and retain qualified and competent employees upon whose efforts and judgment its success is largely dependent. The Plan made 4,500,000 shares of the registrant’s common stock available for issuance as awards under the Plan. Officers, directors and employees of the registrant, and employees of the registrant’s wholly-owned subsidiary, Ole Auto Group, Inc., are eligible to receive awards under the Plan.

Awards under the Plan may consist of a stock option or a restricted share award. Stock options may take the form of an incentive stock option or a non-qualified stock option. The Plan will be administered, including determination of the recipients of, and the nature and size of, awards granted under the Plan, by the committee of the board of directors meeting the criteria set forth in the Plan. If the board of directors has not appointed such a committee, the Plan will be administered by the board of directors.

The exercise price of an option shall not be less than the fair market value, as defined under the Plan, on the date of grant. Unless otherwise provided in an option agreement, options granted under the Plan will vest as follows:

•	one-third of the shares will vest on the date of grant;
•	one-third of the shares will vest on the first anniversary of the date of grant; and
•	one-third of the shares will vest on the second anniversary of the date of grant.

Unless the terms of an option agreement provide for a different date of termination, the unexercised portion of an option award shall automatically and without notice terminate and become null and void at the time of the earliest to occur of the following:

•	immediately upon termination of employment (or termination of service as a director) with the registrant as a result, in whole or in material part, of a discharge for cause;
•
the 60th day following optionee’s termination of employment (or termination of service as a director) with the registrant for any reason except cause; provided, however, that if the optionee shall die during such sixty (60) day period, he or she will be deemed to have terminated employment (or termination of service as a director) as a result of death, and the termination of the option will be governed by the previous clause; or

•	on the 180th day following a termination of employment (or termination of service as a director) by reason of death or disability; or
•	the tenth (10th) anniversary of the date of grant.

The restricted stock awards will be subject to the restrictions and the restriction period determined by the board of directors. Each grant of restricted stock may be subject to a different restriction period. The holders of restricted stock will have the right to vote the shares but will not have the right to receive any dividends declared or paid with respect to the shares. The recipient of a restricted stock award will be required to purchase the restricted stock from the registrant at a purchase price equal to the greater of (a) the aggregate par value of the shares represented by such restricted stock, or (b) the purchase price, if any, specified in a restricted stock agreement. Upon the expiration or termination of the restriction period and the satisfaction of any other conditions prescribed by the Board, having properly paid the purchase price, the restrictions applicable to shares of restricted stock shall lapse, and, unless otherwise provided in restricted stock agreement, the shares shall be delivered, free of all such restrictions, to the holder.

On December 12, 2006, the registrant’s board of directors approved awards of 470,000 stock options to be granted under the Plan to each of:

Name	Title
Robert P. Freeman	Director, Chairman of the Board
John R. Fitzgerald	Director
Daniel P. Phillips	Director, President and Chief Executive Officer
David B. Ward	Director
James Roundtree	Director, Chief Financial Officer
Jack (J.D.) Draper	Executive Vice President
Daniel Chu	Director and Co-President of Ole Auto Group, Inc.
Eddie Perkins	Director and Co-President of Ole Auto Group, Inc.

The exercise price per share for each of the awards is $.08 per share, and each award has a term of 10 years. The options vest with respect to one-third of the shares issuable thereunder on the date of grant, one-third of the shares on the first anniversary of the date of grant and one-third of the shares on the second anniversary of the date of grant.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

FIRSTPLUS Financial Group, Inc. (the “Company”) was a diversified consumer finance company that originated, serviced, and sold consumer finance receivables. The Company operated through various subsidiaries until 1998 when macroeconomic factors adversely affected financial markets and largely destroyed the industry’s access to the capital markets. Without access to working capital, the Company’s ability to provide consumer-based products evaporated and, like virtually all its competitors, it saw its business liquidated to satisfy obligations. The Company’s principal operating subsidiary, FIRSTPLUS Financial, Inc. (“FPFI”), engaged in the business of originating, purchasing, marketing and servicing home equity loans. Prior to the collapse of the financial markets, its primary loan product was a credit consolidation or home improvement loan, which was generally secured by a second lien on real property (commonly referred to as a “high loan to value” or “HLTV” loan). In March 1999, two wholly-owned subsidiaries then owned by the Company, including FPFI, filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Neither the Company, nor any of its other subsidiaries, sought bankruptcy protection.

FPFI’s plan of reorganization was confirmed on April 7, 2000 by the United States Bankruptcy Court, Northern District of Texas, Dallas Division. The plan of reorganization provided for the creation of the FPFI Creditor Trust (the “Creditor Trust”) to facilitate implementation of the plan of reorganization, to hold trust assets for the benefit of the beneficiaries, to resolve claims, to make distributions in accordance with the plan of reorganization and to provide various administrative services related to the Creditor Trust and the implementation of the plan of reorganization. Under the plan of reorganization, the Company still owned FPFI but could not transfer its interest in FPFI until the Creditor Trust terminates. However, the Creditor Trust trustee is the sole officer and director of FPFI. The stock was then transferred to a voting trust whereby the voting trust would have the sole power to hold and vote the stock. As a result, the Company has no interest in FPFI or the Creditor Trust’s assets other than its interest in the FPFI Intercompany Claim.

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

To settle other claims asserted against it, the Company assigned portions of the FPFG Intercompany Claim to various creditors. Consistent with the plan of reorganization, in settlement of the claims of the holders of the Company’s 7.25% Convertible Subordinated Notes due 2003 (the “Bondholders”), the Bondholders received an instrument representing the right to receive an assignment of 25% of the FPFG Intercompany Claim, permitting the Bondholders to become a direct beneficiary of the Creditor Trust, and an agreement to instruct the Creditor Trust to make two payments to the Bondholders of $1,428,000 based on certain conditions. The Bondholder settlement was consummated in June 2001. Two of the Bondholders also received agreements allowing them to convert portions of their new interest into an aggregate of 5,555,000 shares of the Company’s common stock, and the conversion rights have been fully executed. In 2006, the Company received a reassignment of a 444,440 units of the interests, out of 33,212,000 units initially issued, from the Bondholders with conversion rights.

The Company has agreed to pay 1.86% of the distributions it receives, up to an aggregate amount of $931,000, on the FPFG Intercompany Claim to Thaxton Investment Corporation (“Thaxton”). The amounts payable to Thaxton are based on a settlement of disputes concerning the purchase price paid by Thaxton to FirstPlus Consumer Finance, Inc. (“Consumer Finance”), then a subsidiary of the Company, pursuant to the sale of all of the assets of Consumer Finance to Thaxton in 1999. The Company has previously discussed with other creditors settlement of various claims by assignment of portions of the FPFG Intercompany Claim. For example, the Company had agreed to assign a 7.6% interest in the distributions to its former landlord in connection with amendments to the Company’s then existing lease for its executive and administrative offices. However, negotiations with this landlord and other parties have been dormant in recent years. There is no assurance that these parties will not assert claims in excess of the Company’s current estimate of the value of these claims or that there are no additional parties who may assert claims with respect to the FPFG Intercompany Claim.

Since the bankruptcy proceedings, the FPFG Intercompany Claim had been the only substantial asset of the Company and the only source of potential payment for its obligations. The Company has recorded an allowance since any claim would be dependent on the receipt of funds from the bankruptcy estate of the Company’s former subsidiaries. The Company has recorded a contingent liability of approximately $3.0 million based on the funds received by the Grantor Trust from the Creditor Trust. There can be no assurance as to the ultimate value of the FPFG Intercompany Claim or the timing of distributions on the FPFG Intercompany Claim.

Primarily due to lack of funds, the Company had for the most part been in a dormant capacity from 1999 to 2006. The Company has maintained that one of its strategies has been to create value in the Company so that its prospects are enhanced for the future. The Company has been active in seeking a platform for operations and has pursued several opportunities. During 2006, the Company began analyzing an opportunity to enter the “Buy-Here Pay-Here” auto finance industry. Based on this analysis, the Company determined to make a concerted effort to enter this business, initially focusing on the Dallas and Fort Worth, Texas market. In November 2006, the Company formed Olé Auto Group, Inc. (“Olé”) in order to carry out this activity and acquired a pool of motor vehicle retail installment sale contracts and security agreements. Initially, the Company intends to open auto dealership operations in the Dallas-Fort Worth area and purchase cars and offer financing to its customers, typically marketing to customers with limited credit history or past credit problems.

On February 28, 2006, the Company entered into a factoring agreement with Signs For Life LLC (“Signs”) which provided for the Company to purchase accounts arising out sales of merchandise or services rendered by Signs that the Company approves for purchase. Versatile Financial Technology LLC (“Versatile”) had also agreed to grant to the Company an option to acquire its 51% interest in Signs and a right of first refusal to acquire its interest in Signs. On March 26, 2007, the board of directors voted to discontinue its arrangement with Versatile and the underlying operations of Signs. The Company will charge off $445,000 of investments shown on the books at cost and does not expect this to result in future cash expenditures. The Company believes it may be entitled to a refund of a $150,000 payment collected from the Company by Versatile, and the Company intends to pursue the return of the payment; however, there can be no assurance that the Company will obtain the return of all or any part of the payment.

As of December 31, 2006, the Company had approximately $13 million in cash and cash equivalents which management believes will be sufficient to cover operating expenses for the next twelve months. The Company does not believe it will have to raise additional funds in the next twelve months.

Results of Operations

Year ended December 31, 2006 compared to the year ended December 31, 2005

The Company has had virtually no liquidity and no operations for several years. The Company’s main asset has been the FPFG Intercompany Claim. The timing and amounts to be received on the FPFG Intercompany Claim are based on the performance of underlying loans in asset backed securitizations, and subject to many uncertainties. The FPFG Intercompany Claim began producing cash flow to the Company in 2005 and 2006, but due to the lawsuit styled FirstPlus Financial Group, Inc., Michael Montgomery, Jack Draper and The FirstPlus Financial Group Grantor Residual Trust v. George T. Davis and The FPFI Creditor Trust; Civil Action No. 05-02962; in the 298th District Court of Dallas County, Texas, the funds were held in the registry of the court. In May 2006, over the objections of George Davis, the court authorized the release of approximately $10 million to the Grantor Trust.

As noted above, the Company had no operations during 2005. The Company’s activities during 2005 were primarily focused on responding to litigation and trying to preserve liquidity in order to emerge from operational dormancy and to develop new business opportunities.

During 2006, with a portion of the funds from the FPFG Intercompany Claim, the Company began to explore business opportunities. Although the Company has determined to enter into the Buy-Here Pay-Here automobile sales and finance business, no operations were begun in 2006. However, the Company purchased an automobile receivable portfolio in November of 2006 for a purchase price of $520,000. The Company earned $25,692 in interest income on this portfolio during November and December 2006.

Also in preparation for entering the Buy-Here Pay-Here automobile sales business, Olé hired two executives with significant experience in the Buy-Here Pay-Here business in October 2006. Accordingly, payroll expenses were approximately $133 thousand in 2006, as compared to $1,500 in 2005. Additionally, the Company entered into a property lease in Fort Worth, Texas to facilitate the operation of its first Buy-Here Pay-Here sales and finance lot. This sales and finance lot became operational on January 1, 2007.

Professional and legal fees were approximately $1.98 million in 2006, as compared to approximately $1.63 million in 2005. This increase of approximately $350 thousand is a result of the increased costs associated with the conclusion of the litigation involving the Company in 2006.

Consulting fees in 2006 were approximately $230 thousand as compared to $144 thousand in 2005. This $90 thousand increase was primarily attributable to paying consulting fees to analyze different business opportunities as well as developing a business plan for the Buy-Here Pay-Here automobile sales and finance business.

The Company’s board of directors’ fees were $302 thousand in 2006. This was an increase of approximately $282 thousand over the fees of approximately $20 thousand in 2005. This increase in fees was in recognition of the many years of service that the board had worked with minimal pay.

Strategic Plan

Olé’s initial efforts will be concentrated on the major metropolitan markets in Texas. The two principal components of the Company’s business are the selling and financing of used automobiles. The Company believes that its vertically integrated structure is its most critical distinguishing characteristic from other sub prime indirect auto lenders because it aligns the sales and underwriting process and facilitates collaboration toward achieving mutually shared objectives.

The Company will utilize a “hub and spoke” approach as its template for growth. Under this approach, Olé performs specific functions on a centralized basis such as vehicle acquisition, accounting, marketing, training, and management information systems, polices, compliance and general corporate oversight, while decentralizing the sales, service, collections, and payment processing functions at the branch level.

As the Company grows its dealerships in a concentrated geographic area, it will explore the cost efficiency of centralizing the reconditioning, underwriting and advanced collections components of its operations. As the Company expands to multiple cities, the configuration would provide for multiple hubs and with a centralized corporate structure.

Risk Factors

The Company’s business involves various risks. When evaluating the Company’s business the following information should be carefully considered in conjunction with the other information contained in its periodic filings with the Securities and Exchange Commission. Additional risks and uncertainties not known to the Company currently or that currently the Company deems to be immaterial also may impair the Company’s business operations. If the Company is unable to prevent events that have a negative effect from occurring, then the Company’s business may suffer. Negative events are likely to decrease the Company’s revenue, increase its costs, make its financial results poorer and/or decrease its financial strength, and may cause its stock price to decline.

Risks Related To The Company

The Company recently changed its business to become an operator of Buy-Here Pay-Here automobile dealerships. As a result, it has an extremely limited operating history.

From 1999 until 2006, the Company had for the most part been in a dormant capacity. The Company decided to enter the Buy-Here Pay-Here automobile market in 2006. Accordingly, an investment in the Company involves substantial risk associated with investment in an early-stage entity with a limited operating history that is pursuing a business strategy that is new to existing management and board of directors and has no assurance of success. The Company’s operations are subject to all the risks inherent in the establishment and expansion of a start up business enterprise, including a limited operating history and potential losses and negative cash flow. The likelihood of success must be considered in light of the problems, difficulties and delays frequently encountered in connection with the establishment and growth of a start up business. There can be no assurance that the Company will achieve profitability or continue to operate profitably in the future.

For the Company to pursue its strategy for growth, it may need to raise additional funds either through borrowing or the issuance of equity or convertible debt securities.

The Company’s acquisition and growth strategy may include buying an existing company, merging with a growing concern or entering into a joint venture and may include a roll up strategy to acquire Buy-Here Pay-Here automobile dealerships and receivables origination and collection businesses or pursuing a new line of business. Such a strategy requires substantial capital investment not only for the acquisition of additional companies, but also for the effective integration, operation and expansion of these businesses. Financing may be necessary for the expansion of the Company’s existing operations. The Company’s future capital requirements will depend on a number of factors, including the Company’s ability to grow the Company’s revenues and manage the Company’s business. The Company’s growth will depend upon its ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of the Company’s equity securities in private or public transactions. There can be no assurance that the Company will obtain financing on favorable terms, if at all.

If the Company raises additional funds through the issuance of equity or convertible debt securities, the ownership of current shareholders will be diluted.

If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of the Company’s common stock. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants, which may limit the Company’s operating flexibility with respect to certain business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s shareholders will be reduced, shareholders may experience additional dilution in net book value per share and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company’s common stock. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance the Company’s services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

Failure to manage growth effectively may lead to losses.

Expansion of the Company’s operations could place a significant strain on the Company’s limited personnel, management and other resources. Depending on the outcome of the Company’s planned operations, it may be required to attract, train, motivate and manage new employees to develop operational, management and information systems and controls. There can be no assurance that the Company’s current and planned personnel, systems, procedures and controls will be adequate to support the Company’s future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that Company management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, its business, prospects, financial condition and results of operations will be materially adversely affected.

Risks Related To The Company’s Business And The Automotive Retail and Finance Industry

The Company is subject to economic conditions which are beyond its control.

The Company is subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Additionally, higher gasoline prices, unstable real estate values or other factors that impact consumer confidence or disposable income could decrease consumer demand for automobiles as well as weaken collateral values on certain types of automobiles. Because the Company focuses on sub-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, the Company’s servicing costs may increase without a corresponding increase in its finance charge income. No assurance can be given that the Company’s operations will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could adversely affect the Company’s financial position, liquidity and results of operations.

The Company operates in a highly competitive environment with low barriers to entry.

If the Company is unable to compete with the Company’s competitors, the Company’s business, financial condition, results of operations, cash flows and prospects could be materially adversely affected. The Company operates in a highly competitive environment. The Company’s competition includes publicly and privately-owned dealerships, some of which operate large groups, and any of which may sell the same or similar makes of new and used vehicles in the Company’s markets at competitive prices. Other competitors include franchised automotive dealerships, private market buyers and sellers of used vehicles, used vehicle dealers, and publicly and privately-owned finance companies, including those of vehicle manufacturers, and, on-line automotive retailers and lead-referral companies. Other dealers or franchises may start a new dealership near one of the Company’s locations, or an existing dealer may move its dealership to a location which would compete directly with it. Many of these competitors are larger and have greater financial and marketing resources than the Company. These and other competitive pressures could materially adversely affect the Company’s business, financial condition, results of operations, cash flows and prospects.

There are relatively low barriers to entry into the Company’s business. The Company is likely to face additional competition from new entrants into the market in the future. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by the Company, which could have a material adverse effect on its business, financial condition, results of operations and future prospects.

There will be fluctuations in quarterly operating results and margins caused by the seasonality of the Company’s business.

The Company may experience seasonality in the Company’s business, resulting in diminished revenues as a consequence of decreased demand for automobiles during summer and year-end vacation and holiday periods. Due to these and other factors, the Company’s operating results in any given quarter may fall below expectations. Furthermore, the Company’s planned growth strategy may subject its operating results to substantial variables and changes each quarter. Accordingly, given the possibility of these fluctuations, quarterly comparisons of the results of operations during any fiscal year are not necessarily meaningful and results for any one fiscal quarter should not be relied upon as an indication of future performance.

The Company depends on successful acquisitions of vehicle inventory. Should the Company fail to acquire the appropriate inventory, its business will be adversely affected.

A reduction in the availability or access to sources of inventory would adversely affect the Company’s business. A failure to adjust appraisal offers to stay in line with the broader market trade-in offer trends, or a failure to recognize those trends, could negatively impact the Company’s ability to acquire inventory. Should excess inventory develop, the inability to liquidate excess inventory at prices that allow the Company to meet its margin targets or to recover its costs would adversely affect the Company’s profitability.

The Company may become subject to legal and administrative proceedings.

The Company buys and resells vehicles and related products. The Company’s failure or inability to meet a client’s expectations in the performance of these functions could injure the Company’s business reputation or result in a claim for substantial damages, regardless of the Company’s responsibility for such failure. The successful assertion of one or more large claims against it that are uninsured, exceed available insurance coverage or result in changes to the Company’s insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, could adversely affect the Company’s business, results of operations and financial conditions. In addition, the sub-prime lending area is subject to numerous legal proceedings arising out of the conduct of the Company’s business, including litigation with customers and actions brought by governmental authorities, including several class action and other lawsuits. Any lawsuits or proceedings brought against it in the future cannot be predicted and an unfavorable resolution of one or more matters could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and prospects.

The Company’s business would be adversely affected if its lost its licenses or if in the future more burdensome government regulations were enacted.

The Company’s operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. These rules and regulations generally provide for licensing as a sales finance company or consumer lender, limitations on the amount, duration and charges, including interest rates, for various categories of loans, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors’ rights. The Company is also subject to extensive federal regulations which require it to provide certain disclosures to prospective borrowers, protect against discriminatory lending practices and unfair credit practices and prohibit the Company from discriminating against credit applicants on the basis of race, color, sex, age or marital status. The Company is also required to maintain the privacy of certain consumer data in its possession and to periodically communicate with consumers on privacy matters.

There can be no assurance that the Company will be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on its operations. Further, the adoption of additional, or the revision of existing, rules and regulations could have a material adverse effect on the Company’s business.

The Company may not be able to identify or complete acquisitions or it may consummate an acquisition that adversely affects its operating results.

One of the Company’s strategies is to acquire businesses or technologies that will complement its existing operations and otherwise actively pursue new business opportunities. The Company has limited experience in acquiring businesses in the Buy-Here Pay-Here automobile market. There can be no assurance that the Company will be able to acquire or profitably manage acquisitions or successfully integrate them into its operations. Furthermore, certain risks are inherent in the Company’s acquisition strategy, such as the diversion of management’s time and attention and combining disparate company cultures and facilities. Acquisitions may have an adverse effect on the Company’s operating results, particularly in quarters immediately following the consummation of such transactions, as the Company integrates the operations of the acquired businesses into its operations. Once integrated, acquisitions may not achieve levels of net sales or profitability comparable to those achieved by its existing operations or otherwise perform as expected. There is no assurance that any new acquisitions will occur. If any acquisitions are effected, there is no assurance they can be made on favorable terms or that they will prove to be profitable.

The Company is and will continue to be exposed to the risks of sub-prime sector lending.

The Company’s business is primarily a category of lending commonly known as “sub-prime” in the automobile lending industry. These types of loans may be made to applicants who (a) have not yet established a conventional credit history, (b) do not qualify for conventional credit, or (c) who have experienced certain adverse credit events but who meet certain other creditworthiness tests. Such “sub-prime” loans may experience higher rates of delinquencies, repossessions and losses, especially under adverse economic conditions, as compared with loans originated under a traditional lending program. The sub-prime market for credit consists of making loans which may not be made by traditional sources of credit, which in the automobile finance business is comprised of insured-deposit taking institutions such as banks, thrifts and credit unions, and finance companies which are “captives” (i.e., finance subsidiaries) of automobile manufacturers. “sub-prime” loans may also have less valuable collateral. Collateral considerations in the sub-prime automobile market primarily result from the Company’s financing of used vehicles. Although depreciation also affects new automobiles, the market value of an automobile which is several years old may be more difficult to ascertain than for a new vehicle since such value will depend on mileage and general condition, which may vary substantially for different vehicles of a similar model year. As a result of all of the foregoing factors, the performance of a sub-prime portfolio may be more susceptible to performance deterioration than a prime portfolio, since the borrowers, being more marginal credits, are likely to be affected to a greater degree by economic downturns, and since the collateral, often consisting of older, used vehicles, may be more difficult to value.

There are risks associated with security interests and repossession of collateral.

The automobile receivables that the Company originates, buys, sells or services are secured by security interests in the financed vehicles. The procedure for perfecting a security interest on a motor vehicle varies from state to state. In most states, perfection of security interests in a motor vehicle requires that the lien be noted on the vehicle’s title certificate.

Failure to properly perfect a lien or to otherwise comply with the requirements of the relevant statute would impair the priority of the security interest and the ability to enforce those liens by either collecting a deficiency judgment or repossessing the financed vehicle and could also subject the Company to a claim by the debtor for tortuous conversion in an attempt to repossess the vehicle. In addition, such security interests may also be subject to a number of federal and state laws, including the Uniform Commercial Code as in effect in various states. Under such statutes, liens of third parties for the storage or repair of financed vehicles, unpaid taxes or other liens arising by operation of law, which are beyond the control of the Company, may have priority over the security interest granted even if such liens arise subsequent to the granting of a security interest and there has been no receipt of notice of such liens.

The collateral car underlying the specific car loan may be at risk of partial or total loss. The value of the vehicle securing an automobile receivable is usually less than the sum of the balance due on such automobile receivable, the cost of repossessing, reconditioning and reselling the vehicle and the expense of obtaining a deficiency judgment. In addition, the value of a vehicle securing an automobile receivable may depreciate at a rate faster than that at which the automobile receivable is being repaid. These deficiencies could in the aggregate adversely affect the Company’s business.

There are risks that there could be restrictions on enforcement of vehicle loan contracts and collateral recoveries.

Various federal and state laws impose requirements and restrictions applicable to the origination and servicing of retail installment vehicle loan contracts. Violations of certain of those laws may give rise to claims and defenses by a borrower. In addition, a borrower may be entitled to assert claims and defenses that it has against the seller of the financed vehicles.

In the event that the Company must rely on repossession and disposition of vehicles to recover scheduled payments due on defaulted contracts and/or as to which the related obligor has affirmatively indicated an inability or unwillingness to make payment, the Company may not realize the full amount due on the loan contract (or may not realize the full amount on a timely basis). Other factors that may affect the Company’s ability to realize the full amount due on a car financing contract include whether amendments to certificates of title relating to the vehicles have been properly filed, whether financing statements to perfect the security interest in the vehicles had been properly filed, depreciation, obsolescence, damage or loss of any vehicle, and the application of Federal and state bankruptcy and insolvency laws. Certain states also impose requirements and restrictions relating to foreclosure sales of used cars and on obtaining deficiency judgments following those sales. The Company may not realize the full amount due on a used car loan because of the application of those requirements and restrictions or, because of depreciation, damage or loss to a financed used car, the application of federal and state bankruptcy and insolvency laws, or other factors. Any of the foregoing could adversely affect the Company’s business and results of operations.

The Company is subject to consumer and protection and usury laws.

Numerous federal and state consumer protection laws impose requirements upon the origination and collection of retail installment contracts. State laws impose finance charge ceilings and other restrictions on consumer transactions and may require certain contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with these provisions. Further, to the extent that the Company acquires retail installment contracts from third parties, there may be liability for any violations of law committed by such third parties as a successor-in-interest. There can be no assurance that any state will not lower their usury limits or that these states or other jurisdictions into which the Company presently lends, or may lend in the future, will not (a) by judicial decision change the interpretation of existing precedents or (b) adopt additional laws, rules and regulations that could adversely effect the business, financial condition and results of operations of the Company.

A failure of the Company’s ability to collect moneys owed as a result of bankruptcy law could have a material adverse effect on the Company’s business.

There can be no assurance that the contractual structures and effectiveness of publicly filed liens by it will definitively protect the Company’s first priority secured security interests in the vehicle collateral. In the event of a failure of such priority secured security interest, the Company’s business could be materially and adversely affected. Limitations imposed by bankruptcy laws or other federal or state laws may limit or delay the Company’s ability to (a) repossess and resell used cars in which there is a valid, perfected security interest, (b) enforce a deficiency judgment, or (c) collect the amount due. In addition, there may be a determination that a deficiency judgment is not an appropriate or economically viable remedy. The Company may also settle at a significant discount any claim or any deficiency judgment that is obtained. There is no intent to obtain any insurance covering these risks. In the event that a deficiency judgment is not obtained, or is not satisfied, or a claim or deficiency judgment is satisfied at a discount, or is discharged, in whole or in part in bankruptcy proceedings, the loss may adversely affect the business operations or financial condition of the Company.

The Company’s failure to attract and retain key management personnel could harm its business.

The Company’s future success depends to a significant extent on the continued services of its senior management, particularly Daniel T. Phillips, its President and Chief Executive Officer, James Roundtree, its Chief Financial Officer, Eddie Perkins, co-President of Olé, and Daniel Chu, co-President of Olé.

The loss of the services of Mr. Phillips, Mr. Roundtree, Mr. Perkins or Mr. Chu would likely have an adverse effect on the Company’s business, results of operations and financial condition. The Company’s business requires managerial, financial and operational expertise and its future success depends upon the continued service of key personnel. As a Buy-Here Pay-Here automobile dealership operator, the Company operates in a specialized industry. The Company’s key personnel have experience and skills specific to this industry, and there is a limited number of individuals with the relevant experience and skills. The Company does not have employment agreements with its executive officers; however, Olé has employment agreements with its executive officers. If the Company loses any of its key personnel, its business operations could suffer.

There are risks relating to the geographic concentration of the Company’s activities. In the event of an economic downturn in the region, this lack of diversification would prevent the Company from mitigating losses elsewhere.

The Company’s business is concentrated in Dallas/Fort Worth, Texas. Adverse economic conditions in this area could adversely affect the delinquency, loan loss or repossession experience of the Company’s car financing business. As a consequence, the Company’s results of operations will depend substantially on local and regional economic conditions and consumer spending habits and preferences, as well as various other factors, such as tax rates and applicable state and local regulation. There can be no assurance that the Company will be able to expand geographically or that any such expansion will adequately insulate it from the adverse effects of local or regional economic conditions.

Risks Related To Investing In The Company’s Common Stock

The Company’s stock price may be volatile.

There is no established public trading market for the Company’s common stock. Currently, the Company’s common stock is quoted on the Pink Sheets. There can be no assurance that the Company’s common stock will be admitted to trade on any established trading market or exchange. Additionally, if the Company’s common stock is admitted for listing or trading, there can be no assurance that it will maintain the requirements for continued listing or trading on an established trading market or exchange.

The Company’s common stock may not be traded actively. An illiquid market for shares of the Company’s common stock may result in lower trading prices and increased volatility, which could negatively affect the value of your investment. If an active trading market does develop, it may not last and the trading price of the shares may fluctuate widely as a result of a number of factors, many of which are outside the Company’s control. The market price of the Company’s common stock may fluctuate significantly in response to a number of factors, some of which are beyond the Company’s control, including:

•	quarterly variations in operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of other similar companies;

•	announcements by it or the Company’s competitors of new products or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;

•	additions or departures of key personnel;

•	any deviations in net sales or in losses from levels expected by securities analysts; and

•	future sales of common stock.

In addition, the stock market has recently experienced extreme volatility that has often been unrelated to the performance of particular companies. These market fluctuations may cause the Company’s stock price to fall regardless of the Company’s performance.

The Company’s articles of incorporation, bylaws and provisions of Nevada law could make it more difficult for a third party to acquire the Company, even if doing so could be in your interest.

Provisions of the Company’s articles of incorporation and bylaws could make it more difficult for a third party to acquire the Company, even if doing so might be in the best interest of its shareholders. It could be difficult for a potential bidder to acquire the Company because its articles of incorporation and bylaws contain provisions which may discourage takeover attempts. These provisions may limit shareholders’ ability to approve a transaction that shareholders may think is in their best interests. These provisions include a requirement that certain procedures must be followed before matters can be proposed for consideration at meetings of the Company’s shareholders and the ability of its board of directors to fix the rights and preferences of an issue of shares of preferred stock without shareholder action. Provisions of Nevada’s business combinations statute also restrict certain business combinations with interested shareholders.

The provisions of the Company’s articles of incorporation, bylaws and Nevada law are intended to encourage potential acquirors to negotiate with the Company and allow the board of directors the opportunity to consider alternative proposals in the interest of maximizing shareholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control.

The Company may not pay dividends or make dividends on its common stock.

The payment of dividends on the Company’s common stock is subject to the discretion of its board of directors. The Company has agreed to direct the Grantor Trust to make distributions to the Company’s shareholders pursuant to a settlement agreement relating to its shareholder litigation in 2006. Distributions from the Grantor Trust are limited by the terms of the Grantor Trust’s trust agreement, which forbids distributions from the trust estate to shareholders if the distribution would render the Company insolvent. As a result, the Company and the Grantor Trust may be restricted from making any shareholder distributions.

Off-balance Sheet Arrangements.

The Company does not have any off-balance-sheet arrangements.

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

FIRSTPLUS FINANCIAL GROUP, INC.

ITEM 7.	FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheet
December 31, 2006	F-2

Statements of Operations
For the Years Ended December 31, 2006 and 2005	F-3

Statements of Shareholders’ Equity
For the Years Ended December 31, 2006 and 2005	F-4

Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FIRSTPLUS Financial Group, Inc.
Irving, Texas

We have audited the accompanying consolidated balance sheet of FIRSTPLUS Financial Group, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FIRSTPLUS Financial Group, Inc. at December 31, 2006 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lightfoot Guest Moore & Co., PC

Dallas, Texas
April 2, 2007

FIRSTPLUS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2006
ASSETS:
Cash and cash equivalents	$13,021,978
Inventory	566,145
Prepaid expenses	29,643
Furniture, fixtures and equipment (net of accumulated depreciation of $716)	24,578
Accounts receivable Capital Lending Strategies, LLC	82,343
Notes receivable	481,473
Security deposits	23,000
Claim from bankruptcy estate (see note 4)	2,341,761
Deferred tax asset	93,300
Investment in Capital Lending Strategies, LLC	71,150

Total assets	$16,735,371
LIABILITIES
AND STOCKHOLDERS' EQUITY:

Accrued expenses	$171,739
Income taxes payable	113,864
Notes payable	312,000

Total liabilities	597,603

Commitments and contingencies (see note 5)	3,083,760

Stockholders' equity:
Common stock, $.01 par value, 101,000,000 shares authorized; 48,245,090 shares issued and outstanding	482,451
Additional paid in capital	17,306,123
Retained earnings (deficit) since December 31, 2002 when a deficit of $312,527,864 was eliminated in connection with a quasi-reorganization	(4,734,566)

Total stockholders' equity	13,054,008

Total liabilities and stockholders' equity	$16,735,371

See accompanying notes to consolidated financial statements.

FIRSTPLUS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2006	2005

Revenues (see note 3)	$25,692	$-

Operating expenses:
General and administrative	3,069,053	1,945,996

Total operating expenses	3,069,053	1,945,996

Operating income (loss)	(3,043,361)	(1,945,996)

Non-operating income/(loss):
Versatile Consulting LLC (see note 4)	(466,701)	-
Interest	412,621	26,691

Income (loss) before provision for income taxes	(3,097,441)	(1,919,305)

Provision for income taxes/(benefit)	-	(93,300)

Net income (loss)	$(3,097,441)	$(1,826,005)

Earnings (loss) per share	$(0.07)	$(0.04)

Weighted average of common shares outstanding	46,533,926	45,019,542

See accompanying notes to consolidated financial statements.

FIRSTPLUS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006 and 2005

	Number		Additional	Retained	Total
	of	Common	Paid-in	Earnings	Stockholders'
	Shares	Stock	Capital	(Deficit)	Equity

Balance, December 31, 2004	44,340,090	443,401	4,897,270	188,880	5,529,551

Issuance of stock on conversion of certificated interests	1,000,000	10,000	(10,000)	-	-

Revaluation of amounts adjusted in quasi-reorganization (notes 4, 5, 6 and 8)		-	6,602,901	-	6,602,901

Net income		-	-	(1,826,005)	(1,826,005)

Balance, December 31, 2005	45,340,090	453,401	11,490,171	(1,637,125)	10,306,447

Issuance of stock on conversion of certificated interests	2,905,000	29,050	(29,050)	-	-

Revaluation of amounts adjusted in quasi-reorganization (notes 4, 5 and 6)		-	9,460,250	-	9,460,250

Stock based compensation		-	3,616	-	3,616

Dividends paid		-	(3,618,864)	-	(3,618,864)

Net loss		-	-	(3,097,441)	(3,097,441)

Balance, December 31, 2006	48,245,090	$482,451	$17,306,123	$(4,734,566)	$13,054,008

See accompanying notes to consolidated financial statements.

FIRSTPLUS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	(3,097,441)	$(1,826,005)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	717	-
Stock based compensation	3,616	-
Loss on Versatile Consulting LLC (see note 4)	466,701	-
Changes in operating assets and liabilities:
Inventory	(566,145)	-
Prepaid expenses	(29,643)	-
Security deposits	(23,000)	-
Notes receivable	(481,473)	-
Deferred tax asset	-	(93,300)
Accrued expenses	10,529	131,928
Income taxes payable	20,564	(19,600)
Net cash provided (used) by operating activities	(3,695,575)	(1,806,977)

Cash flows from investing activities:
Collection on bankruptcy estate claim	16,029,933	2,346,773
Commitment on bankruptcy estate claim	3,083,760	-
Collections on line of credit Capital Lending Strategies LLC	35,443	42,264
Purchase of fixed assets	(25,294)	-
Receipt of state refund - net	62,881	168,741
Receipt of 401k forfeitures (see note 8)	-	93,284
Versatile Consulting, LLC	(466,701)	-
Net cash provided by investing activities	18,720,022	2,651,062

Cash flows from financing activities:
Note payable - Olé Auto Group	312,000	-
Dividends paid	(3,618,864)	-
Net cash provided (used) in financing activities	(3,306,864)	-

Net increase in cash	11,717,583	844,085

Cash at the beginning of the year	1,304,395	460,310

Cash at the end of the year	$13,021,978	$1,304,395

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$1,289
Taxes	$-	$19,600

See accompanying notes to consolidated financial statements.

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Consolidated Financial Statements

1. Description of the Company

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

Due to numerous market factors beyond the Company’s control during the fourth quarter of 1998, the Company’s access to those financing sources was unavailable. As a result, the subsidiaries filed a bankruptcy petition under Chapter 11 of the Bankruptcy Code. As part of the plan of reorganization accepted by the bankruptcy court on April 7, 2000, certain creditors of the subsidiaries received a Certificated Interest representing Obligations under the plan of reorganization. FPFG also retained an unsecured interest in monies that it had advanced to its subsidiaries. As payments are made from the former subsidiaries to FPFG, the Obligations to the Certificated Interests are paid. The claim was placed in the FirstPlus Financial Group, Inc. Grantor Residual Trust (“the Grantor Trust”). The bankruptcy estate has established a creditor trust from which available funds are paid to creditors of FPFG’s former subsidiaries. After secured creditors have been paid, funds are released to pay the Obligations to the Certificated Interests and to the Grantor Trust.

As the settlor and sole beneficiary of the Grantor Trust, the Company has treated the Grantor Trust as a variable interest entity in accordance with accounting pronouncement FIN46(R). Accordingly, the Company has consolidated the entity and eliminated all intercompany transactions.

As of December 1, 2006, the Company, through its wholly owned subsidiary Olé Auto Group, Inc. began operating an automotive sales lot and finance operations in Fort Worth, Texas, that focuses exclusively on the Buy Here-Pay Here segment of the used car market. The Company’s sales lot features a variety of makes and models and a range of sales prices. There were no auto sales during 2006. The Company also purchased receivables as part of the formation of the Olé Auto Group, Inc. (see note 3).

The sub-prime segment of the independent used car sales and finance market is serviced primarily by numerous small independent used car dealerships that sell and finance the sale of used cars to individuals with limited or damaged credit histories. Many independent used car dealers are not able to obtain debt financing from traditional lending sources such as banks, credit unions, or major finance companies. Many of these dealers typically finance their operations through the sale of contract receivables at a discount. Buy Here-Pay Here dealers sell and finance used cars to individuals with limited credit histories or past credit problems. The Buy Here-Pay Here industry focuses on customers, collectively referred to as “sub-prime or ‘D’ Borrowers”, who (1) do not have traditional bank accounts or do not rely on traditional financial services relationships, or “un-banked” consumers, or (2) do not have the ability to obtain credit from traditional sources such as banks and credit unions due to limited credit histories, low income, past credit problems, or “credit-impaired” borrowers. Buy Here-Pay Here payment arrangements are often construed to be within the “sub-prime” category of financing and lending.

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Consolidated Financial Statements

1. Description of the Company (continued)

The Company will provide financing for substantially all of its vehicle sales using retail installment loan contracts. As a Buy-Here Pay-Here dealer, the Company offers the customer certain advantages over more traditional financing sources including: broader underwriting guidelines, flexible payment terms including structuring loan payment due dates as weekly or biweekly, often coinciding with the customer’s payday, and the ability to make payments in person at the dealerships.

2. Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts of FIRSTPLUS Financial Group, Inc., its wholly-owned subsidiary Olé Auto Group, Inc., and the Grantor Trust. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition:

Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved.

Revenue and dividends from investments are recognized at the time the investment dividends are declared payable by the underlying investment. Capital gains and losses are recorded on the date of sale of the investment.

Interest income is recognized on the interest method. Interest income is discontinued when management determines future collection is unlikely. Loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Cash and Cash Equivalents:

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid investments which are readily convertible into known amounts of cash and have a maturity of three months or less when acquired to be cash equivalents. At December 31, 2006, management believes that the carrying amount of cash equivalents approximates fair value because of the short maturity of these financial instruments.

Loans and Allowance for Loan Losses:

The Company measures and reserves for impairment on a loan-by-loan basis using the present value of expected future cash flows discounted at the loan’s effective interest rate.

Inventory:

Inventories are stated at the lower of cost or market. The Company deals in used vehicles. The cost of used vehicles is determined on a specific identification basis. Vehicle reconditioning costs are capitalized as a component of inventory. Repossessed vehicles are recorded at fair value, which approximates wholesale value.

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Property, Plant & Equipment:

The Company’s fixed assets consist of furniture and computers in its operations at Olé Auto Group. The useful lives are estimated between five and seven years. The assets are being depreciated on the straight-line method.

Concentration of Credit Risk:

FPFG at times during operations has cash deposits that exceed $100,000 in one account in individual banks. The Federal Deposit Insurance Corporation (FDIC) insures only the first $100,000 of funds at member banks. FPFG has not incurred losses related to its cash.

Income Taxes:

In accordance with SFAS No. 109, "Accounting for Income Taxes", deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. Based on the December 31, 2006 loss, FPFG will have a net operating loss carryforward available of approximately $4,547,000. A valuation allowance is provided against the deferred tax asset for future taxable income as realization is uncertain.

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

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Consolidated Financial Statements

3. Notes Receivable

As part of the formation of Olé Auto Group, Inc., the Company acquired receivables and is accounting for its interest in the outstanding receivables under SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, (“SOP 03-3”). Under SOP 03-3, future cash proceeds on the outstanding receivables are split between their accretable yield, which represents the difference between the estimated cash collections and the carrying value of the receivables, and the non-accretable yield, which represents the excess of contractual cash flows over the estimated cash collections. The accretable yield is recognized as interest income, within other income on the Company’s statement of operations, using the effective interest method over the expected term of the receivables. Future decreases in estimated cash flows will be recognized as an impairment charge and corresponding valuation allowance against the outstanding receivables. Subsequent increases in the estimated cash flows, if any, will be recognized prospectively as an adjustment to the receivables’ accretable yield over the remaining life of the receivables, after first reversing any previously recorded valuation allowance.

As of the acquisition date for purposes of accounting under SOP 03-3, the Company calculated the accretable yield and non-accretable difference related to the outstanding financing receivables as follows:

Accretable yield:
Cash flows expected to be collected as of acquisition date	$576,144
Less: Carrying value as of acquisition date	520,000

Accretable yield as of acquisition date	$56,144

The net cash flows expected to be collected is net of an expected default amount of $64,250. The Company recognized $4,679 of accretable yield during the year as revenues from operations.

4. Other Assets

FPFG retains a claim against the bankruptcy estate of its former subsidiaries for monies advanced to them. On January 20, 2006, the bankruptcy trustee remitted $9,523,451 to the Dallas County District Clerk designated for partial payment of that claim. In March 2006, another $1,742,552 was submitted to the Dallas County District Clerk and $723,323 has been set aside for FPFG. In October 2006, another $7,121,867 was set aside by the bankruptcy trustee. On March 23, 2007 the bankruptcy trustee made a distribution of $2,708,000 to the Company, bringing the aggregate amount of funds designated for the benefit of FPFG to $21,819,193. During 2006, the Grantor Trust received $19,113,693 on the Intercompany Claim. FPFG, nor the bankruptcy trustee, can estimate the amount or timing of any future payments. The Company has conducted an exhaustive search for outstanding claims against FPFG or claims against its former subsidiaries that FPFG has assumed. FPFG has booked a valuation reserve of $366,240 which is comprised of known and probable claims against FPFG and its assignments of 9.46% of its interest in the Intercompany Claim.

The funds set aside by the bankruptcy trustee are not readily accessible to the Company; therefore, the Company did not consider the funds to be cash or cash equivalents as of December 31, 2006.

In March 2006, the Company made an investment in Versatile Consulting, LLC. After legal difficulties with the minority owner and difficulties with the underlying opertions of the operating entity, the Company, during the fourth quarter has determined that the investment is worthless and has recorded an impairment for the full amount of funds invested.

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Consolidated Financial Statements

5. Commitments and Contingencies

The Company entered into agreements with various parties regarding the assignment of a portion of the Intercompany Claim in connection with the bankruptcy filing of its subsidiary FirstPlus Financial, Inc. (FPFI) in order to satisfy some of FPFG’s obligations. FPFG has recorded a valuation allowance of $366,240 for potential claims arising from creditors of FPFG and its former subsidiaries. FPFG has recorded an allowance since any claim would be dependent on the receipt of funds from the bankruptcy estate of FPFG’s former subsidiaries. The Company has recorded a contingent liability of $3,083,760 based on the funds received by the Grantor Trust from the FPFI Creditor Trust. No creditors have initiated a claim against FPFG.

The Company leases its operating facilities for various terms under long-term, operating lease agreements. The leases expire at various dates through 2011 and provide for renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments. Lease expense totaled $10,000 and $0 during 2006 and 2005, respectively.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

Year Ending December 31	Amount
2007	$231,578
2008	251,578
2009	267,078
2010	169,408
2011	137,500
Thereafter	0
$1,057,142

Total minimum lease payments do not include contingent rentals that may be paid under certain leases because of use in excess of specified amounts. Contingent rental payments were not significant in 2006 or 2005.

6. Stockholders’ Equity

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

In settlement of an Election Suit, the Company agreed not to issue any shares of its common stock prior to the initial distribution and for a period of one year following the distribution, to not issue any shares of its common stock equal to 30% of the then outstanding shares unless the Company obtains a fairness opinion with respect to such transaction.

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Consolidated Financial Statements

6. Stockholders’ Equity (continued)

In July 2006, the Company instructed the Grantor Trust to make a distribution to holders of the Company’s common stock on a pro rata basis as of August 3, 2006, in an aggregate amount equal to 50% of the funds representing 53% of the FPFG Intercompany Claim previously assigned to the Grantor Trust of funds received, after reserves and expenses incurred on behalf of the trust, by the Grantor Trust from the registry of the court in the Grantor Trust Lawsuit in accordance with the Company’s Settlement Agreement with Danford L. Martin, individually, on behalf of the FPFX Shareholder Value Committee and the FPFX Steering Committee and as attorney-in-fact for all of the Petitioners in the Election Suit (as defined therein). The Company distributed $3,618,864. The Company has determined that the distribution was a return of capital since the Company did not have any current or accumulated earnings and profits.

7. Stock-based Compensation

Four directors held options for the issuance of 300,000 shares of common stock for an aggregate total of 1,200,000 shares. The options were exercisable at $0.10 per option. Each of the directors agreed to forfeit their options as part of the adoption of a new stock option plan as of December 12, 2006.

Effective January 1, 2006, under the modified prospective method, the Company adopted the provisions of SFAS 123(R), Share-Based Payment, a replacement of SFAS No. 123, Accounting For Stock-Based Compensation, and rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards.

On December 12, 2006, the registrant’s board of directors approved the Stock Option Plan for FIRSTPLUS Financial Group, Inc. (the “Plan”). The Plan made 4,500,000 shares of the registrant’s common stock available for issuance as awards under the Plan. Officers, director and employees of the registrant, and employees of the registrant’s wholly-owned subsidiary, Olé Auto Group, Inc., are eligible to receive awards under the Plan.

Awards under the Plan may consist of a stock option or a restricted share award. Stock options may take the form of an incentive stock option or a non-qualified stock option. The Plan will be administered, including determination of the recipients of, and the nature and size of, awards granted under the Plan, by the committee of the board of directors meeting the criteria set forth in the Plan. If the board of directors has not appointed such a committee, the Plan will be administered by the board of directors.

The exercise price of an option shall not be less than the fair market value, as defined under the Plan, on the date of grant. Unless otherwise provided in an option agreement, options granted under the Plan will vest as follows:

•	one-third of the options will vest on the date of the grant;
•	one-third of the options will vest on the first anniversary of the date of the grant; and
•	one-third of the options will vest on the second anniversary of the date of the grant.

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Consolidated Financial Statements

7. Stock-based Compensation (continued)

Unless the terms of an option agreement provide for a different date of termination, the unexercised portion of an option award shall automatically and without notice terminate and become null and void at the time of the earliest to occur of the following:

•	immediately upon termination of employment (or termination of service as a director) with the registrant as a result, in whole or in material part, of a discharge for cause;
•
the 60th day following optionee’s termination of employment (or termination of service as a director) with the registrant for any reason except cause; provided, however, that if the optionee shall die during such sixty (60) day period, he or she will be deemed to have terminated employment (or termination of service as a director) as a result of death, and the termination of the option will be governed by the previous clause; or

•	on the 180th day following a termination of employment (or termination of service as a director) by reason of death or disability; or
•	the tenth (10th) anniversary of the date of grant.

The restricted stock awards will be subject to the restrictions and the restriction period determined by the board of directors. Each grant of restricted stock may be subject to a different restriction period. The holders of restricted stock will have the right to vote the shares but will not have the right to receive any dividends declared or paid with respect to the shares. The recipient of a restricted stock award will be required to purchase the restricted stock from the registrant at a purchase price equal to the greater of (a) the aggregate par value of the shares represented by such restricted stock, or (b) the purchase price, if any, specified in a restricted stock agreement. Upon the expiration or termination of the restriction period and the satisfaction of any other conditions prescribed by the Board, having properly paid the purchase price, the restrictions applicable to shares of restricted stock shall lapse, and, unless otherwise provided in restricted stock agreement, the shares shall be delivered, free of all such restrictions, to the holder.

The Company’s consolidated statements of operations for the twelve months ended December 31, 2006 includes $3,616 of stock-based compensation expense. Unrecognized stock-based compensation expense expected to be recognized over an average amortization period of 2 years was $7,232 at December 31, 2006.

The fair value of the option grants is estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

2006
Risk Free Interest Rate	4.28%
Expected Dividend Yield	32.82%
Expected Lives (years)	2.00
Expected Volatility	61.00%
Forfeiture Rate	-

The risk-free interest rate is based on the U.S. Treasury Bill rates. The dividend yield reflects the expected dividend to be paid in accordance with the Settlement Agreement (see note 6). Expected volatility was based on a market-based implied volatility. The expected term of the options is based on what the Company believes will be representative of future behavior. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Consolidated Financial Statements

7. Stock-based Compensation (continued)

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required under EITF Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. This requirement does not affect the Company’s net operating cash flows or its net financing cash flows in the 12 month period ended December 31, 2006.

8. Pension Plan

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

9. Notes Payable

As part of the formation of Olé Auto Group, Inc., the Company acquired a book of notes receivable for $520,000 payable in three installments: $208,000 upon acquisition, $208,000 in January 2007, and the remaining $104,000 to be paid upon final collection of the estimated notes receivable.

10. Related Party Transactions

The Company’s executive offices are shared with the facilities leased by Capital Lending Strategies, LLC, which incurs the cost and full responsibility of the lease. There is no formal agreement between the Company and Capital Lending Strategies, LLC with respect to the lease arrangement. Daniel T. Phillips, FPFG’s Director, is a Manager and Member of Capital Lending Strategies, LLC. The Company has estimated that the value of the arrangement to the Company is less than $1,000 for each of the years ended December 31, 2006 and 2005.

The Company has loaned to Capital Lending Strategies, LLC approximately $275,000. The loan balance at December 31, 2006 was $82,343. The line of credit bears interest at the prime rate of interest as established by the Wall Street Journal plus 1% and matures on the second anniversary of any advance on the line of credit.

FPFG has an insurance policy with American Financial Services covering its directors and officers. The total premium for the policy is $77,500. Dexter & Company was the broker for the policy. John R. Fitzgerald, FPFG’s Director, is Executive Vice President of Dexter & Company.

11. Subsequent Events

In March 2007, the bankruptcy trustee set aside $2,708,000 for the benefit of the Company.

Olé Auto Group, Inc. began leasing its administrative offices on a three year lease from Capital Lending Strategies, LLC, a related party, at a rate of $3,882 per month. The lease was entered into in March 2007.

On March 13, 2007, the Company purchased property for the purpose of conducting its used auto sales operations. The cash purchase price was $1,545,000.

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

Because the Company had been in a dormant capacity for the past several years and has only recently begun new operations, the Company has only one officer and employee. However, management’s revised assessment has concluded that, as of December 31, 2006, the Company’s shortage of personnel is not sufficient to constitute effective disclosure controls and procedures in light of the state of its financial records discussed in the paragraphs below and the resources required for the functions described under Item 6, Plan of Operation, particularly if unforeseen circumstances arise.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

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

Information contained under the caption “Independent Auditors—Audit Fees” in the Proxy Statement is incorporated herein by reference in response to this Item 14.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 4, 2007	FIRSTPLUS Financial Group, Inc.
(Registrant)

	By:	/s/ Daniel T. Phillips

Daniel T. Phillips President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert P. Freeman	Director and Chairman of the Board	April 4, 2007
Robert P. Freeman
/s/ Daniel T. Phillips	Director, President and Chief	April 4, 2007
Daniel T. Phillips	Executive Officer (Principal Executive Officer)
/s/ James Roundtree	Director, Chief Financial Officer	April 4, 2007
James Roundtree	(Principal Accounting Officer)
/s/ John R. Fitzgerald	Director	April 4, 2007
John R. Fitzgerald
/s/ David B. Ward	Director	April 4, 2007
David B. Ward

INDEX TO EXHIBITS

Exhibit No.	Document Description
2.1(1)	Modified Third Amended Plan of Reorganization of FirstPlus Financial, Inc.
2.2(1)	Trust Agreement for the FPFI Creditor Trust
3.1(1)	Amended and Restated Articles of Incorporation, as amended
3.2(1)	Second Amended and Restated Bylaws
4.1+
Rights Agreement dated as of May 20, 1998, between FIRSTPLUS Financial Group, Inc. and ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Designation for Designating Series C Junior Participating Preferred Stock, $1.00 par value, as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights as Exhibit C (Exhibit 4.1)

4.1.1(1)	First Amendment to Rights Agreement dated as of October 25, 2001, between FIRSTPLUS Financial Group, Inc. and Mellon Investor Services LLC
4.1.2(1)	Second Amendment to Rights Agreement dated as of June 27, 2002, between FIRSTPLUS Financial Group, Inc. and Mellon Investor Services LLC
4.2(1)	Form of Certificate of Designation for Designating Series C Junior Participating Preferred Stock, $1.00 par value (included as Exhibit A to the Rights Agreement, which is Exhibit 4.1 hereto)
4.3(1)
Form of Right Certificate (included as Exhibit B to the Rights Agreement, which is Exhibit 4.1 hereto). Pursuant to the Rights Agreement, printed Right Certificates will not be mailed until as soon as practicable after the Distribution Date

4.4(1)
Form of Summary of Rights (included as Exhibit C to the Rights Agreement, which is Exhibit 4.1 hereto) that, together with certificates representing the outstanding Common Shares of the Company, shall represent the Rights until the Distribution Date

4.5(1)
Specimen of legend to be placed, pursuant to Section 3(c) of the Rights Agreement, on all new Common Share certificates issued after June 1, 1998 and prior to the Distribution Date upon transfer, exchange or new issuance (included in Section 3(c) of the Rights Agreement, which is Exhibit 4.1 hereto)

4.6(1)	FIRSTPLUS Financial Group, Inc. Grantor Residual Trust Agreement, dated July 15, 2002
4.7(1)	Supplemental Indenture, dated as of December 4, 2000, by and between FirstPlus Financial Group, Inc. and HSBC Bank USA
4.8(1)	Form of Certificate of Certificated Interests Representing Beneficial Interests in The FPFI Creditor Trust Exchanged For 7.25% Convertible Subordinated Notes Due 2003
10.1(1)	Agreement for Settlement Between Bear Stearns & Co., Inc. and FirstPlus Financial Group, Inc., dated August 19, 1999.
10.2(1)	Conversion Agreement, dated as of June __, 2001, by and between FirstPlus Financial Group, Inc., and the Certificateholders signatory thereto
10.3(1)	Letter Agreement, dated June 13, 2001, by FirstPlus Financial Group, Inc. and accepted by FPFI Creditors Trust
10.4(1)
Stipulation and Agreement of Settlement, dated as of July 30, 2003, between Class Representative Edward P. Doremus, III, Milberg Weiss Bershad Hynes & Lerach LLP, Sirota & Sirota LLP, FirstPlus Financial Group, Inc., Daniel T. Phillips, Eric C. Green, Haynes and Boone, LLP and National Union Fire Insurance Company of Pittsburgh, PA

10.5(1)	Escrow Agreement, dated as of July 30, 2003, by and among FirstPlus Financial Group, Inc., Class Representative Edward P. Doremus, III, Milberg Weiss Bershad Hynes & Lerach LLP and Sirota & Sirota LLP
10.6(1)
Assignment and Assumption Agreement, dated as of July 30, 2003, by and between FirstPlus Financial Group, Inc., Class Representative Edward P. Doremus, III, Milberg Weiss Bershad Hynes & Lerach LLP and Sirota & Sirota LLP

10.7(1)
Registration Rights Agreement, dated as of July 30, 2003, by and among FirstPlus Financial Group, Inc., Capital Lending Strategies, LLC, Class Representative Edward P. Doremus, III, Milberg Weiss Bershad Hynes & Lerach LLP and Sirota & Sirota LLP

10.8(1)	Promissory Note, dated December 20, 2004, by United Lending Partners, LP in favor of FirstPlus Financial
10.9(1)	Subordination Agreement, dated December 30, 2004, by and between FirstPlus Financial Group, Inc. and United Lending Partners, LP
10.10(1)	Settlement Agreement and Mutual Release of Any and All Claims, dated October 12, 2001, by Thaxton Investment Corporation and FirstPlus Financial Group, Inc.
10.11(2)
Settlement Agreement, dated as of April 6, 2006, by and among FirstPlus Financial Group, Inc. and Danford L. Martin, individually, on behalf of the FPFX Shareholder Value Committee and the FPFX Steering Committee and as attorney-in-fact for all of the Petitioners in the Election Suit (as defined therein) (Exhibit 10.1)

10.12(2)	Factoring Agreement and Security Agreement, dated February 28, 2006, between Signs For Life, LLC and FirstPlus Financial Group, Inc. (Exhibit 10.2)
10.13(3)	First Amended FirstPlus Financial Group, Inc. Grantor Residual Trust Agreement, dated July 6, 2006 by FirstPlus Financial Group, Inc. as the sole settlor and the sole beneficiary (Exhibit 10.1)
10.14(4)	Asset Purchase Agreement, dated as of November 3, 2006, by and between FIRSTPLUS Auto Group, Inc. and Eddie Perkins (Exhibit 10.1)
10.15	Stock Option Plan for FIRSTPLUS Financial Group, Inc.
14.1*	FirstPlus Financial Group, Inc. Code of Ethics
21.1	Subsidiaries of FIRSTPLUS Financial Group, Inc.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Jack (J.D.) Draper pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Jack (J.D.) Draper pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K filed as of May 29, 1998.
(1)	Incorporated by reference to the corresponding exhibit from the Company’s Current Report on Form 10-KSB for the year ended December 31, 2005.
(2)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.
(3)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.
(4)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.