Form 10KSB/A
period 2006-12-31
FIRSTPLUS FINANCIAL GROUP INC
filed 2007-04-30
CIK 1000368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Common Stock, par value $.01 per share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Registrant’s revenues for its most recent fiscal year: $25,694

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates: Based upon the closing price at April 25, 2007 ($.19), the aggregate market value was $9,166,567.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of April 25, 2007, the registrant had 48,245,090 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB (the “Amended Report”) amends the original Annual Report on Form 10-KSB of FIRSTPLUS Financial Group, Inc. for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission, or the SEC, on April 6, 2007 (the “Original Report”), to add certain information required by the following items of Form 10-KSB:

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

We hereby amend Items 9, 10, 11, 12, 13 and 14 of Part III of our Original Report by deleting the text of such Items 9, 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. The Amended Report does not affect any other items in our Original Report. As a result of this amendment, we are also filing the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amended Report.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each of the Company’s directors and executive officers:

Name	Age	Positions and Offices With the Company	Director/Officer Since
Robert P. Freeman	75	Director and Chairman of the Board	1998
John R. Fitzgerald	59	Director	1995
Daniel T. Phillips	57	Director, President and Chief Executive Officer	1994
James Roundtree	50	Director and Chief Financial Officer	2006
David B. Ward	66	Director	1999
Jack (J.D.) Draper	52	Executive Vice President	2003

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

John R. Fitzgerald. John R. Fitzgerald has served as a Director since 1995. Mr. Fitzgerald has been Executive Vice President of Dexter & Company since 1989. Previously, Mr. Fitzgerald served as Account Executive for Corrigan-Jordan Insurance Agency from 1981 to 1989. From 1970 to 1981, Mr. Fitzgerald played with the National Football League’s Dallas Cowboys, including two Super Bowl championship teams. He was elected as player representative during contract negotiations and served on the players association Executive Committee in 1975. Mr. Fitzgerald earned a Bachelor of Science, Business Administration from Boston College in 1970. Mr. Fitzgerald has served as speaker and consultant for Xerox Corporation, Lion Funding Corporation, Equities International, Grand Bank-Dallas and The Associates Corporation of North America. Mr. Fitzgerald’s current and former professional experience and affiliations include the following:

•	NFL Alumni Association

•	President, Dallas Chapter, 1993

•	Member, Board of Directors, 1985 - 1992

•	Board of Governors, Canyon Creek Country Club, 1990 - 1994

•	Participant, Muscular Dystrophy Association’s Jerry Lewis Telethon

•	Chairman, Celebrity Selection Committee, PGAS and MDA Golf Tournaments

•	Board Member, Big Brothers and Big Sisters of Arlington

•	Consultant, Tournament Committee for Celebrities, Colonial National Invitation PGA Golf Tournament’s Pro-Am Tournament

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

David B. Ward. David B. Ward has served as a Director since 1999. Mr. Ward has been Of Counsel to Ward & Gross, a law firm in Flanders, New Jersey, since 2006. Mr. Ward was a partner with Ward & Gross from 1989 to 2006. The firm’s practice currently emphasizes residential property purchase and sale closings, and government relations consulting and representation, primarily in the credit area. The firm handles refinance and purchase money mortgage closings in New Jersey for corporate and individual clients. Previously, Mr. Ward was Senior Executive and Attorney for Beneficial Corporation for 14 years. He served as a member of the Executive Committee, as Senior Vice President of Government Relations for 12 years, and as Chairman and CEO of Real Estate operations for several years in the 1980s. Prior to taking over the Government Relations function, Mr. Ward was counsel to Beneficial’s insurance companies and a member of the corporate legal department. Prior to joining Beneficial, Mr. Ward practiced law in Pittsburgh, Pennsylvania from 1965 to 1976. Mr. Ward has been Counsel to the New Jersey Financial Services Association (“NJFSA”) since 1989, and was Executive Director from 1994 to 2004. The NJFSA represents national and local companies engaged in mortgage banking, secondary mortgage lending, consumer lending, credit insurance and sales finance activities in New Jersey. Mr. Ward holds a Juris Doctorate from the Dickinson School of Law and a Bachelor of Arts degree from Harvard College. He also completed the Harvard School of Business Administration’s Advanced Management Program. Mr. Ward’s current and former professional experience and affiliations include:

•	Member of New Jersey Department of Banking Advisory Board, 1990 - 1996

•	Member of Federal Reserve Board Consumer Advisory Council, 1989 - 1991

•	Member of American Financial Services Association Law Committee

•	Member of the New Jersey and American Bar Associations

•	Military Service: Lt. j.g U.S. Coast Guard, active duty 1966 - 1969

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and certain of its officers to send reports of their ownership of Company common stock and changes in such ownership to the SEC. The Company assists its directors and officers by preparing forms for filing. SEC regulations also require the Company to identify in this proxy statement any person subject to this requirement who failed to file a report on a timely basis. Based on a review of copies of reports furnished to the Company and written representations that no reports were required, the Company believes that all of its directors and officers subject to Section 16(a) complied with the reporting requirements with respect to transactions during 2006, except with respect to a late Form 4 for each of John R. Fitzgerald, Daniel T. Phillips, James Roundtree, David B. Ward, Robert P. Freeman, Jack (J.D.) Draper, Edward P. Perkins, and Daniel Chu.

Code of Ethics

The Board of Directors has adopted a Code of Ethics for all directors and officers which is attached as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 2004. The primary goal of the Code of Ethics is to establish precepts which govern business decisions and to preserve the integrity by which businesses are created. As the Company continues to evolve and re-emerge in the financial services industry, the officers and directors strive to attain the highest possible standards in all aspects of business activity.

Shareholder Nominations for Director Nominees

No material changes have been made to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors since the Company described its procedures in its definitive proxy statement pertaining to the 2006 Special Meeting of Shareholders.

Audit Committee

The Board of Directors has not established an Audit Committee. Due to the small size of the Board of Directors, and the Company’s limited operations, the Board of Directors did not consider establishing an Audit Committee to be necessary. However, the full Board of Directors has reviewed, discussed and acted on matters that would otherwise be the subject of Audit Committee meetings. The Board of Directors has determined that James Roundtree, although he is also an executive officer of the Company and not an independent director, qualifies as an “audit committee financial expert” within the meaning of Securities and Exchange Commission regulations.

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning the compensation of the Company’s President and Chief Executive Officer for the fiscal year ended December 31, 2006, referred to in this proxy statement as “named executive officers.” The Company does not have any other executive officers whose compensation exceeded $100,000 in 2006.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)
Jack (J.D.) Draper President and Chief Executive Officer(1)	2006	59,847	15,000	603	(2)	26,500	(3)	101,950

Daniel T. Phillips President and Chief Executive Officer(1)	2006	6,000	60,000	603	(2)	12,000	(4)	100,603

(1)
Mr. Draper served as President and Chief Executive Officer from January 1, 2006 to November 15, 2006, when the Board of Directors appointed Mr. Phillips as President and Chief Executive Officer and Mr. Draper as Executive Vice President. In connection with these appointments, the Board of Directors set a monthly salary for Mr. Phillips and Mr. Draper of $4,000 and $4,250, respectively.

(2)
On December 12, 2006, the Board of Directors approved awards of 470,000 stock options to be granted under the Stock Option Plan for FIRSTPLUS Financial Group, Inc. to each of Mr. Phillips and Mr. Draper. The exercise price per share for each of the awards is $.08 per share, and each award has a term of 10 years. The options vest with respect to one-third of the shares issuable thereunder on the date of grant, one-third of the shares on the first anniversary of the date of grant and one-third of the shares on the second anniversary of the date of grant.

(3)	Consists of $9,000 for attendance of meetings of the Company's Investment Committee and $17,500 for Mr. Draper's service as trustee of the FIRSTPLUS Financial Group Grantor Residual Trust.

(4)	Consists of fees for attendance of meetings of the Company's Investment Committee.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options and stock that have not vested for each of the Company’s named executive officers that are outstanding as of December 31, 2006.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jack (J.D.) Draper	156,667	313,333.08		12/12/16

Daniel T. Phillips	156,667	313,333.08		12/12/16

Determination of Executive Compensation

The Compensation Committee has overall responsibility for the Company’s executive compensation policies and practices. The Committee is comprised of Rober P. Freeman and David B. Ward. The Committee’s functions include:

•	determining the compensation of the President and Chief Executive Officer of the Company,

•	upon recommendation of the Chief Executive Officer, reviewing and approving any other executive officers’ compensation; and

•	reviewing, approving and granting awards under stock incentive plans.

The Committee determines compensation according to the following five elements:

•	establishing objectives for compensation,

•	defining appropriate competitive reference points,

•	creating an appropriate linkage between compensation programs and Company objectives and values,

•	describing the roles of various elements of compensation, and

•	maintaining good governance practices concerning compensation.

The Committee works with senior management to develop and implement the Company’s executive compensation philosophy. Generally, the Company’s philosophy on executive compensation is to provide base cash compensation and to provide additional incentive compensation in the form of cash bonuses and grants of options based on the realization of stated objectives, expected to result in improvements in total shareholder return. Stated another way, the Company’s executive compensation policy is based on pay-for-performance. The Company does not use compensation consultants in determining or recommending the amount or form of executive and director compensation.

During 2006, Mr. Draper, the Company’s President and Chief Executive Officer until November 2006, and Mr. Phillips, the Company’s President and Chief Executive Officer since November 2006, each received base compensation related primarily to level of the Company’s operations, his level of responsibility and the Company’s ability to pay his compensation, respectively. None of the Company’s executive officers have an employment agreement with the Company.

The Board of Directors endorses the view that equity ownership by management is beneficial in aligning management and shareholders’ interests in the enhancement of shareholder value. The Board of Directors has adopted the Stock Option Plan for FIRSTPLUS Financial Group, Inc. and  may implement additional equity-based compensation plans to facilitate equity ownership by management as the Company evolves and begins to resume ongoing operations.

As the Company moves forward in its efforts to create shareholder value in the years ahead, the Committee will continue to review, monitor and evaluate the Company’s program for executive compensation to ensure that it is internally effective in support of the Company’s strategy, is competitive in the marketplace to attract, retain and motivate the talent needed to achieve the Company’s objectives, and appropriately rewards the creation of value on behalf of the Company’s shareholders.

Section 162(m) of the Internal Revenue Code eliminates the Company’s ability to deduct certain compensation over $1 million paid to the named executives unless such compensation is based on performance objectives meeting certain criteria or is otherwise excluded from the limitation. The Company strives whenever possible to structure its compensation plans such that they are tax deductible by the Company. At this time, none of the Company’s executive officers’ compensation subject to the deductibility limits exceeds $1 million, and it is the Board’s view that the Company will not likely be affected by the deductibility rules in the near future.

Director Compensation for 2006

The following table sets forth the amounts paid to the Company’s directors, other than directors also serving as named executive officers, for their service as directors of the Company.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert P. Freeman	23,500	-	603	-	-	30,000	54,103
John R. Fitzgerald (3)	34,000	-	603	-	-	30,000	64,603
Daniel T. Phillips (4)	40,000	-	603	-	-	60,000	100,603
James Roundtree (3)(5)	26,000	-	603	-	-	60,000	86,603
David B. Ward	23,500	-	603	-	-	30,000	54,103

(1)
The Company pays directors $1,500 for each meeting in which the director participates. The Company does not pay directors who are also employees of the Company, if any, any additional compensation for their service as directors, except for the reimbursement of expenses incurred in attending meetings. Directors may also receive stock options for their services as directors.

(2)
On December 12, 2006, the registrant’s Board of Directors approved awards of 470,000 stock options to be granted under the Stock Option Plan for FIRSTPLUS Financial Group, Inc. to each of the directors. The exercise price per share for each of the awards is $.08 per share, and each award has a term of 10 years. The options vest with respect to one-third of the shares issuable thereunder on the date of grant, one-third of the shares on the first anniversary of the date of grant and one-third of the shares on the second anniversary of the date of grant.

(3)	Mr. Fitzerald and Mr. Roundtree each receive $1.500 per month from the FIRSTPLUS Financial Group, Inc. Grantor Residual Trust for their services as trustees.

(4)	Mr. Phillips was appointed as the Company's President and Chief Executive Officer in November 2006.

(5)	Mr. Roundtree was appointed as the Company's Chief Financial Officer in November 2006 and as a director in December 2006.

In December 2006, the Board of Directors reviewed options granted to certain directors and determined that the exercise price of these options exceeded the fair market value of the Company’s Common Stock. The options granted to such directors had an exercise price of $.10 per share. The Board of Directors was concerned that the Company’s total compensation package for its directors was less attractive than compensation offered by its competitors and other comparable companies because the exercise price of options granted to new executives of such companies would afford greater opportunity for appreciation than the Company’s options. The Board of Directors was also concerned because issuance of stock options for service as directors had been suspended since 2003 and payment of director compensation had at times been postponed between 1999 and 2004.

As a result, on December 12, 2006, the Board of Directors approved awards of 470,000 stock options to be granted under the Plan to each of Robert P. Freeman, John R. Fitzgerald, Daniel P. Phillips and David B Ward. The exercise price per share for each of the awards is $.08 per share, and each award has a term of 10 years. The options vest with respect to one-third of the shares issuable thereunder on the date of grant, one-third of the shares on the first anniversary of the date of grant and one-third of the shares on the second anniversary of the date of grant.

These stock option awards were granted in replacement of outstanding options to purchase 300,000 shares at an exercise price of $.10 per share granted to each of Mr. Freeman, Mr. Fitzgerald, Mr. Phillips and Mr. Ward in July 2002.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of April 25, 2007, by (1) each director and executive officer of the Company, (2) all officers and directors of the Company as a group, and (3) all persons who are known by the Company to be beneficial owners of 5% or more of the Company’s outstanding common stock.

Name and Address of Beneficial Owner	Shares Owned		Percent of Class(1)
Daniel T. Phillips	206,667	(2)	*
Robert P. Freeman	193,667	(3)	*
John R. Fitzgerald	170,391	(4)	*
David B. Ward	156,667	(5)	*
James Roundtree	156,667	(6)	*
Jack (J.D.) Draper	156,667	(7)	*
Deutsche Bank AG(8)	3,544,500		7.3%
Rupen Gulenyan(9)	3,488,300		7.2%
Danford L. Martin(10)	2,282,500		4.7%
All directors and officers as a group (6 persons) (2)(3)(4)(5)(6)(7)	1,040,726		2.6%

* Indicates less than one percent (1%).

(1)
The percentage of ownership is based on 48,245,090 shares of common stock outstanding as of April 25, 2007. Except as otherwise indicated, the persons named in the table possess sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Beneficial ownership as reported in the above table has been determined according to Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The amounts shown in the table include shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of April 25, 2007. Except as otherwise noted, the address of the named individuals is 5100 N. O’Connor Boulevard, 6th Floor, Irving, Texas 75039.

(2)
Consists of 50,000 shares of common stock held by Phillips Partners, Ltd., over which Mr. Phillips has voting and dispositive control, and 156,667 shares of common stock issuable upon the exercise of options.

(3)	Includes 156,667 shares of common stock issuable upon the exercise of options.

(4)	Includes 324 shares of common stock held by Mr. Fitzgerald’s wife and 156,667 shares of common stock issuable upon the exercise of options.

(5)	Consists of 156,667 shares of common stock issuable upon the exercise of options.

(6)	Consists of 156,667 shares of common stock issuable upon the exercise of options.

(7)	Consists of 156,667 shares of common stock issuable upon the exercise of options.

(8)	According to Schedule 13G, filed on February 2, 2007. The address of the filing person is Taunusanlage 12, D-60325 Frankfurt am Main, Federal Republic of Germany.

(9)	According to Schedule 13D/A, filed on March 23, 2006. Mr. Gulenyan’s address is 3040 E. Tremont Ave., Suite 201, Bronx, New York 10461.

(10)	According to Schedule 13D/A, filed on September 12, 2006. Includes 857,500 shares of common stock held by Mr. Martin’s spouse. Mr. Martin’s address is 7 Egret Lane, Aliso Viejo, California 92656.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Company’s executive offices are shared with the facilities leased by Capital Lending Strategies, LLC (“Capital Lending”), which incurs the cost and full responsibility of the lease. The value of this lease arrangement to the Company amounted to $400 in each of 2005 and 2006. There is no formal agreement between the Company and Capital Lending with respect to the lease arrangement. Olé Auto Group, Inc. has a sublease from Capital Lending for its executive office facilities which expires in May 2010 and rent payments of $3,881.50 per month, plus certain expenses. Daniel T. Phillips, the Company’s President and Chief Executive Officer and a Director, is a Manager and Member of Capital Lending.

The Company has outstanding loans to Capital Lending in an outstanding amount of approximately $82,343 as of December 31, 2006 based on a series of loan advances made to Capital Lending in 2002, 2003 and 2004 pursuant to a revolving promissory note. The note allows Capital Lending to borrow, repay and re-borrow in the maximum amount of $275,000. The outstanding amounts under the note accrue interest at rate per year equal to the prime rate as set forth in the Money Rates section of the Wall Street Journal plus one percent. Any advance under the note, together with accrued and unpaid interest in connection with the advance, matures on the second anniversary of the advance, and the note provides for remedies for nonpayment. The last advance was made in January 2004. Capital Lending has been making regular payments on the loans in varying amounts on a twice-monthly basis since January 2003 as requested by the Company. The parties have informally permitted borrowings and repayments on terms at odds with the specific provisions of the note to provide flexibility in the payment arrangement and based on the capital needs of the Company at the times of the repayments. Had the parties enforced this provision, as of December 31, 2006 all of the advances would have been in default for nonpayment at maturity. However, since the note is a revolving note which provides Capital Lending the ability to borrow, repay and re-borrow funds under the note, the Company has not insisted that Capital Lending re-borrow funds to re-pay amounts outstanding under the note that have matured, as permitted by the note, since the economic impact to the parties in that situation would have been similar to the current repayment practices of the parties.

Director Independence

Robert B. Freeman, John R. Fitzgerald and David B. Ward meet the independence requirements pursuant to Item 303A.02 of the corporate governance rules of the New York Stock Exchange. In determining whether Mr. Fitzgerald meets the independent requirements, the Board of Directors considered the fact that Mr. Fitzgerald is Executive Vice President of Dexter & Company, the broker for the Company’s insurance policy covering its directors and officers. The Board of Directors determined that this does not constitute a material relationship under the New York Stock Exchange standards with respect to Mr. Fitzgerald.

ITEM 13.	EXHIBITS.

The exhibits listed on the accompanying Exhibit Index are filed as part of this Report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us during the fiscal years ended December 31, 2006 and 2005 by Lightfoot Guest Moore & Co., PC, the Company’s independent auditors:

	December 31, 2006	December 31, 2005
(i) Audit Fees	$67,592	$64,500
(ii) Audit Related Fees	$-	$5,256
(iii) Tax Fees	$-	$-
(iv) All Other Fees	$-	$-

Audit Fees. Consists of fees billed for professional services rendered by Lightfoot Guest Moore & Co., P.C. for the audit of the Company’s financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company’s auditors in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed by Lightfoot Guest Moore & Co., P.C. for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

Tax Fees. Consists of fees for tax compliance, tax advice and tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Directors’ policy is that the Company’s auditor performs its services independently and with the highest integrity and professionalism. There is no formal written policy. Any engagement of the Company’s outside auditor must be consistent with principles determined by the SEC, namely, that the independent auditor cannot audit its own work, perform management functions or act as an advocate for the client.

The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTPLUS Financial Group, Inc. (Registrant)

Date: April 30, 2007	By:	/s/ Daniel T. Phillips
Daniel T. Phillips
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Robert P. Freeman	Director and Chairman of the Board

/s/ Daniel T. Phillips Daniel T. Phillips	Director, President and Chief Executive Officer (Principal Executive Officer)	April 30, 2007

/s/ James Roundtree James Roundtree	Director, Chief Financial Officer (Principal Accounting Officer)	April 30, 2007

/s/ John R. Fitzgerald John R. Fitzgerald	Director	April 30, 2007

/s/ David B. Ward David B. Ward	Director	April 30, 2007

INDEX TO EXHIBITS

Exhibit No.	Document Description

2.1(1)	Modified Third Amended Plan of Reorganization of FirstPlus Financial, Inc.

2.2(1)	Trust Agreement for the FPFI Creditor Trust

3.1(1)	Amended and Restated Articles of Incorporation, as amended

3.2(1)	Second Amended and Restated Bylaws

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

10.12(2)	Factoring Agreement and Security Agreement, dated February 28, 2006, between Signs For Life, LLC and FirstPlus Financial Group, Inc. (Exhibit 10.2)

10.13(3)	First Amended FirstPlus Financial Group, Inc. Grantor Residual Trust Agreement, dated July 6, 2006 by FirstPlus Financial Group, Inc. as the sole settlor and the sole beneficiary (Exhibit 10.1)

10.14(4)	Asset Purchase Agreement, dated as of November 3, 2006, by and between FIRSTPLUS Auto Group, Inc. and Eddie Perkins (Exhibit 10.1)

10.15(5)	Stock Option Plan for FIRSTPLUS Financial Group, Inc.

14.1*	FirstPlus Financial Group, Inc. Code of Ethics

21.1(5)	Subsidiaries of FIRSTPLUS Financial Group, Inc.

31.1(5)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2(5)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.3	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.4	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1(5)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(5)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K filed as of May 29, 1998.

*	Incorporated by reference to the corresponding exhibit from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

(1)	Incorporated by reference to the corresponding exhibit from the Company’s Current Report on Form 10-KSB for the year ended December 31, 2005.

(2)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.

(3)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

(4)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

(5)	Incorporated by reference to the corresponding exhibit from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.