Form 10QSB
period 2007-03-31
FIRSTPLUS FINANCIAL GROUP INC
filed 2007-05-21
CIK 1000368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2007

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

The number of shares of common stock outstanding as of: May 10, 2007 was 48,245,090.

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

FIRSTPLUS Financial Group, Inc.
Consolidated Balance Sheet

March 31, 2007
(Unaudited)
ASSETS:
Cash and cash equivalents	$12,917,658
Accounts receivable (net of allowance for doubtful accounts of $169,782)	962,102
Inventory	978,125
Prepaid expenses	11,929
Furniture, fixtures and equipment (net of accumulated depreciation of $4,704)	574,514
Land	1,040,000
Note receivable Capital Lending Strategies, LLC	71,184
Notes receivable	425,725
Security deposits	32,500
Deferred tax asset	93,300
Investment in Capital Lending Strategies, LLC	71,150

Total assets	$17,178,187

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$134,671
Income taxes payable	93,300
Accrued expenses	423,268
Notes payable	104,000

Total liabilities	755,239

Commitments and contingencies (see note 9)	3,450,000
Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 48,245,090 shares issued and outstanding	482,451
Additional paid in capital	17,306,122
Accumulated defict since December 31, 2002 when a deficit of $312,527,864 was eliminated in connection with a quasi-reorganization	(4,815,625)

Total stockholders' equity	12,972,948

Total liabilities and stockholders' equity	$17,178,187

The accompanying notes are an integral part of these financial statements

FIRSTPLUS Financial Group, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Revenues	$1,430,783	$-

Cost of goods sold	952,499	-

Gross profit	478,284	-

Operating expenses :
General and administrative	742,608	320,066

Total operating expenses	742,608	320,066

Operating income (loss )	(264,324)	(320,066)

Non-operating income:
Interest, net	183,265	70,729

Income (loss) before provision for income taxes	(81,059)	(249,337)
Provision for income taxes	-	-

Net income (loss )	$(81,059)	$(249,337)

Earnings (loss ) per share	$-	$(0.01)

Weighted average of common shares outstanding	48,245,090	45,340,090

The accompanying notes are an integral part of these financial statements

FIRSTPLUS Financial Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Cash flow from operating activities:
Net income (loss)	$(81,059)	$(249,337)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Accrued interest income	-	(62,031)
Depreciation	3,987	-
Changes in operating assets and liabilities:
Accounts receivable	(962,102)	-
Inventory	(411,980)	-
Prepaid expenses	17,714	(64,583)
Notes receivable	55,748	-
Security deposits	(9,500)	-
Accounts payable	(37,068)	-
Accrued expenses	402,704	(161,210)
Net cash provided (used) by operating activities	(1,021,556)	(537,161)

Cash flows from investing activities:
Purchase of furniture, fixtures, and equipment	(553,923)	-
Advance to Versatile Consulting LLC	-	(250,000)
Purchase of land	(1,040,000)	-
Collection on bankruptcy estate claim	2,341,761	-
Commitment on bankruptcy estate claim	366,240	-
Collection on note receivable Capital Lending Strategies, LLC	11,159	10,500
Net cash provided (used) by investing activities	1,125,237	(239,500)

Cash flows from financing activities:
Note payable - Olé Auto Group	(208,000)	-

Net cash used by financing activities	(208,000)	-

Net increase (decrease) in cash	(104,319)	(776,661)

Cash at the beginning of the period	13,021,977	1,304,396

Cash at the end of the period	$12,917,658	$527,735

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

FIRSTPLUS Financial Group, Inc.
Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the “SEC”) applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2006 which are contained in the Company’s Annual Report on Form 10-KSB. The results for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

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

As the settlor and sole beneficiary of the FIRSTPLUS Financial Group Grantor Residual Trust (the “Grantor Trust”), the Company has treated the Grantor Trust as a variable interest entity in accordance with accounting pronouncement FIN46(R). Accordingly, the Company has consolidated the entity and eliminated all intercompany transactions. (See note 9.)

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

Note 2.  Organization and Business (continued)

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

Note 3.  Notes Receivable

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

As of the acquisition date for purposes of accounting under SOP 03-3, the Company calculated the accretable yield related to the outstanding financing receivables as follows:

Accretable yield:
Cash flows expected to be collected as of acquisition date	$576,144
Less: Carrying value as of acquisition date	520,000

Accretable yield as of acquisition date	$56,144

The net cash flows expected to be collected is net of an expected default amount of $64,250. The Company recognized $7,018 of accretable yield during the three months ended March 31, 2007 as revenues from operations.

Note 4.  Property, Plant & Equipment

The Company’s fixed assets consist of buildings, furniture and computers in its operations at Olé Auto Group. The useful lives are estimated between forty years for the building and five to seven years for the computers and equipment. The assets are being depreciated on the straight-line method.

Note 5.  Concentration of Credit Risk

FPFG at times during operations has cash deposits that exceed $100,000 in one account in individual banks. The Federal Deposit Insurance Corporation (FDIC) insures only the first $100,000 of funds at member banks. FPFG has not incurred losses related to its cash.

Note 6.  Income Taxes

Deferred taxes are recognized for net operating losses that are available for carryback to offset prior taxable income. Based on the March 31, 2007 loss, FPFG will have a net operating loss carryforward available of approximately $3,500,000. A valuation allowance is provided against the deferred tax asset for future taxable income as realization is uncertain.

Income tax benefit is recorded net of any penalties and interest.

Note 7.  Quasi-reorganization

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

Note 8.  Other Assets

FPFG retains a claim against the bankruptcy estate of its former subsidiaries for monies advanced to them. On March 23, 2007 the bankruptcy trustee made a distribution of $2,708,000 to the Company, bringing the aggregate amount of funds designated for the benefit of FPFG to $21,819,193. Neither FPFG, nor the bankruptcy trustee, can estimate the amount or timing of any future payments. (See Note 9.)

FPFG owns a minority equity interest in Capital Lending Strategies, LLC (“CLS”). During 2004, it sold approximately 60% of its holdings, retaining the interest assigned on behalf of the claimants in the class action lawsuit, in CLS for $796,580 which provided FPFG’s working capital. The investment (less than 20%) is recorded on the books at the cost basis of $71,150.

Note 9.  Commitments and Contingencies

The Company entered into agreements with various parties regarding the assignment of a portion of the Intercompany Claim in connection with the bankruptcy filing of its subsidiary FirstPlus Financial, Inc. (FPFI) in order to satisfy some of FPFG’s obligations. The Company has recorded a contingent liability of $3,450,000 based on the funds received by the Grantor Trust from the FPFI Creditor Trust. No creditors have initiated a claim against FPFG.

The Company leases its operating facilities for various terms under long-term, operating lease agreements. The leases expire at various dates through 2011 and provide for renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments.

Note 9.  Commitments and Contingencies (continued)

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

Year Ending December 31	Amount
2007	$ 231,578
2008	251,578
2009	267,078
2010	169,408
2011	137,500
Thereafter	0
$ 1,057,142

Total minimum lease payments do not include contingent rentals that may be paid under certain leases because of use in excess of specified amounts.

Note 10.  Stockholders’ Equity

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

Note 11.  Stock Option Plan

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

Note 11.  Stock Option Plan (continued)

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

Note 11.  Stock Option Plan (continued)

The risk-free interest rate is based on the U.S. Treasury Bill rates. The dividend yield reflects the expected dividend to be paid in accordance with the Settlement Agreement (See note 10). Expected volatility was based on a market-based implied volatility. The expected term of the options is based on what the Company believes will be representative of future behavior. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required under EITF Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. This requirement does not affect the Company’s net operating cash flows or its net financing cash flows in the three month period ended March 31, 2007.

Note 12.  Related Party Transactions

The Company’s executive offices are shared with the facilities leased by Capital Lending Strategies, LLC, which incurs the cost and full responsibility of the lease. There is no formal agreement between the Company and Capital Lending Strategies, LLC with respect to the lease arrangement. Daniel T. Phillips, FPFG’s Director, is a Manager and Member of Capital Lending Strategies, LLC.

The Company has loaned to Capital Lending Strategies, LLC since 2002 approximately $275,000. The loan balance at March 31, 2007 was $71,184. The line of credit bears interest at the prime rate of interest as established by the Wall Street Journal plus 1% and matures on the second anniversary of any advance on the line of credit.

FPFG has a liability insurance policy with American Financial Services covering its directors and officers. The total premium for the policy is $77,500. Dexter & Company was the broker for the policy. John R. Fitzgerald, FPFG’s Director, is Executive Vice President of Dexter & Company.

Note 13.  Recent Accounting Pronouncements

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

Since the bankruptcy proceedings, the FPFG Intercompany Claim had been the only substantial asset of the Company and the only source of potential payment for its obligations. The Company has recorded an allowance since any claim would be dependent on the receipt of funds from the bankruptcy estate of the Company’s former subsidiaries. The Company has recorded a contingent liability of approximately $3.5 million based on the funds received by the Grantor Trust from the Creditor Trust. There can be no assurance as to the ultimate value of the FPFG Intercompany Claim or the timing of distributions on the FPFG Intercompany Claim.

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

As of March 31, 2007, the Company had approximately $12.9 million in cash and cash equivalents which management believes will be sufficient to cover operating expenses for the next twelve months. The Company does not believe it will have to raise additional funds in the next twelve months, although future growth may require the Company to raise additional funds.

Strategic Plan

Olé’s initial efforts have been concentrated on the major metropolitan markets in Texas. The two principal components of the Company’s business are the selling and financing of used automobiles. The Company believes that its vertically integrated structure is its most critical distinguishing characteristic from other sub prime indirect auto lenders because it aligns the sales and underwriting process and facilitates collaboration toward achieving mutually shared objectives.

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

Results of Operations

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

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

As noted above, the Company had no operations during 2006 until November 2006. The Company’s activities during 2006 were primarily focused on responding to litigation and trying to preserve liquidity in order to emerge from operational dormancy and to develop new business opportunities.

During 2006, with a portion of the funds from the FPFG Intercompany Claim, the Company began to explore business opportunities. The Company determined to enter into the Buy-Here Pay-Here automobile sales and finance business, and operations began in 2007. However, the Company purchased an automobile receivable portfolio in November of 2006 for a purchase price of $520,000.

During the quarter ended March 31, 2007, Olé opened 3 auto sales and finance locations. The first location was opened on January 1, 2007 in Fort Worth, Texas. The other two locations were opened in Dallas, Texas during March of 2007.

Revenues were generated from the auto sales and finance operations and consisted of gross revenues from auto sales of approximately $1.38 million, interest income of approximately $13 thousand and other income of approximately $40 thousand.

Olé sold 117 vehicles during its first quarter of operations for a gross profit margin of approximately 33.7% on financed sales. For these sales, Olé collected approximately $160 thousand in cash down payments and recorded approximately $1.1 million in finance receivables. An allowance for uncollectible accounts was provided for against the finance receivables at a rate of 15%, which at March 31, 2007, the recorded allowance was approximately $170 thousand. The weighted average interest rate on the receivable portfolio is approximately 17.9% at March 31, 2007.

As of March 31, 2007, no receivables were greater than 60 days past due, however one vehicle was repossessed during the quarter then ended.

Olé had 137 vehicles in inventory as of March 31, 2007 in the amount of approximately $978 thousand. This inventory is located at the three sales locations. The inventory consists of a mix of 47% cars, 26% trucks, 21% SUVs , and, 7% vans.

Operating expenses for the three months ended March 31, 2007 include expenses for the Olé operations as well as for the Company, and consist of a provision for loan losses of approximately $170 thousand, salaries of approximately $171 thousand related to Olé, facility rents of approximately $57 thousand, and other overhead of approximately $344 thousand. During the three months ended March 31, 2006, the Company had no operations other than responding to various litigation actions. Accordingly, the operating expenses were approximately $320 thousand during the quarter ended March 31, 2006, which consisted primarily of legal and professional fees.

Additionally, the Company earned approximately $70 thousand in non-operating interest income on investments owned during the quarter ended March 31, 2006.

Off-balance Sheet Arrangements.

The Company does not have any off-balance-sheet arrangements.

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

Because the Company had been in a dormant capacity for the past several years and only recently began operations, the Company had only three officers and employees as of March 31, 2007. Therefore, management’s assessment has concluded that, as of March 31, 2007, the Company’s shortage of personnel is not sufficient to constitute effective disclosure controls and procedures in light of the resources required for the functions described under Part I, Item 2, Plan of Operation, particularly if unforeseen circumstances arise, such as litigation.

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

FIRSTPLUS Financial Group, Inc.

Dated: May 21, 2007	/s/ Daniel T. Phillips
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 21, 2007	By:	/s/ James Roundtree
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002