Form 10-Q
period 2007-06-30
FIRSTPLUS FINANCIAL GROUP INC
filed 2007-08-20
CIK 1000368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      (MARK ONE)
      |X|  Quarterly report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934

                  For the quarterly period ended: June 30, 2007
--------------------------------------------------------------------------------

      | |Transition report under Section 13 or 15(d) of the Exchange Act
            For the transition period from              to
                                           ------------    ------------

      Commission File Number: 0-27750

                         Firstplus Financial Group, Inc.
--------------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

                Nevada                                   75-2561085
--------------------------------------------------------------------------------
     (State or other jurisdiction             (IRS Employer Identification No.)
  of incorporation or organization)

  122 W. John Carpenter Freeway Suite 450
            Irving, Texas                                   75039
--------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

                                (972) 717 -7969
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

5100 North O'Connor Blvd., 6Th Floor    Irving, Texas 75039
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes |X|  No | |

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes | |  No |X|

The number of shares of common stock outstanding as of: August 10, 2007 was
48,245,090.

Transitional Small Business Disclosure Format (Check one): Yes | |  No |X|

      CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Except where otherwise stated, references in this document to "us," "we,"
"FPFG" or "the Company" refer to FIRSTPLUS Financial Group, Inc. ("FIRSTPLUS").
This Form 10-QSB contains forward-looking statements within the meaning of the
"safe harbor" provisions under Section 21E of the Securities Exchange Act of
1934, as amended, and the Private Securities Litigation Reform Act of 1995. The
Company uses forward-looking statements in its description of its plans and objectives for future operations and assumptions underlying these plans and objectives, as well as in its expectations, assumptions, estimates and projections about its business and industry. These forward- looking statements involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report and other risks and factors identified from time to time in the Company's reports filed with the
Securities and Exchange Commission.

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

--------------------------------------------------------------------------------

                                      INDEX

                                                                            Page
                                                                            ----

Part I. Financial Information

Item 1. Financial Statements

            Consolidated Balance Sheets at June 30, 2007                       1
            (unaudited) and December 31, 2006

            Consolidated Statements of Operations for the Three                2
            Months and Six Months ended June 30, 2007 and 2006
            (unaudited)

            Consolidated Statements of Cash Flows for the Six                3-4
            Months ended June 30, 2007 and 2006 (unaudited)

            Notes to Consolidated Financial Statements                      5-14
            (unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operations         14-21

Item 3. Controls and Procedures                                            21-22

Part II. Other Information

Item 6. Exhibits                                                              23

--------------------------------------------------------------------------------

                                          FIRSTPLUS Financial Group, Inc.
                                            Consolidated Balance Sheets

                                                                                       (Unaudited)
                                                                                        June 30,       December 31,
                                                                                          2007             2006
-------------------------------------------------------------------------------------------------------------------
ASSETS
    Cash and cash equivalents                                                         $  9,159,987    $ 13,021,978
    Accounts receivable (net of allowance for doubtful
    accounts in 2007 of $726,469)                                                        4,078,964            --
    Inventory                                                                              756,727         566,145
    Prepaid expenses                                                                       920,474          29,643
------------------------------------------------------------------------------------------------------------------
          Total current assets                                                          14,916,152      13,617,766

Furniture, fixtures and equipment (net of
accumulated depreciation of $4,704 and $716)                                               723,025          24,578
Land                                                                                     1,040,000            --
Note receivable Capital Lending Strategies, LLC                                             63,132          82,343
Notes receivable                                                                           379,016         481,473
Security deposits                                                                           33,700          23,000
Claim from bankruptcy estate                                                                  --         2,341,761
Deferred tax asset                                                                          93,300          93,300
Investment in Capital Lending Strategies, LLC                                               71,150          71,150
                                    Total assets                                      $ 17,319,475    $ 16,735,371
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Accounts payable                                                                  $     41,978    $       --
    Income taxes payable                                                                    90,055         113,864
    Accrued expenses                                                                       707,199         171,739
    Notes payable                                                                          104,000         312,000
------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                        943,231         597,603

Commitments and contingencies (see note 9)                                               3,450,000       3,083,760

                                  Total liabilities                                      4,393,231       3,681,363
------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, $.01 par value, 100,000,000 shares authorized;
   48,245,090 shares issued and outstanding June 30, 2007 and
   December 31, 2006, respectively                                                         482,451         482,451
Additional paid in capital                                                              17,313,354      17,306,122
Accumulated deficit since December 31, 2002 when a deficit of $312,527,864 was
eliminated in connection with a quasi-reorganization                                    (4,869,561)     (4,734,566)

                    Total stockholders' equity                                          12,926,244      13,054,008
------------------------------------------------------------------------------------------------------------------
                    Total liabilities and stockholders' equity                        $ 17,319,475    $ 16,735,371
------------------------------------------------------------------------------------------------------------------
                The accompanying notes are an integral part of the consolidated financial statements

                                                                 1

                                               FIRSTPLUS Financial Group, Inc.

                                            Consolidated Statements of Operations
                                                         (Unaudited)

                                                          For The           For The          For The             For The
                                                       Three Months      Three Months      Six Months         Six Months
                                                           Ended             Ended            Ended               Ended
                                                       June 30, 2007     June 30, 2006    June 30, 2007       June 30, 2006
                                                       -------------     -------------    -------------       -------------
Revenues                                               $  4,770,312       $       --       $  6,201,095        $        --

Cost of goods sold                                        2,998,437               --          3,950,936                 --
----------------------------------------------------------------------------------------------------------------------------

Gross profit                                              1,771,875               --          2,250,159                 --
----------------------------------------------------------------------------------------------------------------------------

Operating expenses :
          General and administrative                      1,940,159          1,460,234        2,682,767            1,780,300

----------------------------------------------------------------------------------------------------------------------------
          Total operating expenses                        1,940,159          1,460,234        2,682,767            1,780,300

----------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                    (168,285)        (1,460,234)        (432,609)          (1,780,300)

Non-operating income:
            Interest, net                                   114,349            103,828          297,614              174,557

----------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes             (53,936)        (1,356,406)        (134,995)          (1,605,743)

Provision for income taxes                                     --                 --                 --                 --
----------------------------------------------------------------------------------------------------------------------------

Net income (loss )                                     $    (53,936)      $ (1,356,406)      $ (134,995)      $   (1,605,743)
============================================================================================================================

Earnings (loss) per share                              $      (--)        $     (0.03)       $      (--)       $      (0.04)
============================================================================================================================

Weighted average of common shares outstanding            48,245,090         45,340,406         48,245,090         45,340,406
----------------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of the consolidated financial statements.

                                                              2

                                             FIRSTPLUS Financial Group, Inc.

                                          Consolidated Statements of Cash Flows

                                                       (Unaudited)

=======================================================================================================================

For the Six Months Ended June 30,                                                          2007               2006
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
   Net loss                                                                           $   (134,995)       $ (1,605,743)
   Adjustments to reconcile net loss to net cash used in operating activities:

     Accrued interest income                                                                  --              (128,837)
     Allowance for bad debts                                                               726,469                --
     Depreciation                                                                            3,988                --
     Changes in operating assets and liabilities:
                   Accounts receivable                                                  (4,805,435)               --
                   Inventory                                                              (190,582)               --
                   Prepaid expenses                                                       (890,831)            (45,208)
                   Notes receivable                                                        102,457                --
                   Security deposits                                                       (10,700)               --
                   Accounts payable                                                         41,978             721,447
                   Income taxes payable                                                    (23,809)               --
                   Accrued expenses                                                        535,460                --

-----------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                   (4,646,000)         (1,058,431)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of furniture, fixtures, and equipment                                         (702,435)               --
   Advance to Versatile Consulting LLC                                                        --              (250,000)
   Purchase of land                                                                     (1,040,000)               --
   Collection on bankruptcy estate claim                                                 2,341,761          10,000,000
   Commitment on bankruptcy estate claim                                                   366,240                --
   Collection on note receivable Capital Lending Strategies, LLC                            19,211              18,294

-----------------------------------------------------------------------------------------------------------------------

Net cash provided by investing activities                                                  984,777           9,768,294
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Note payable - Ole` Auto Group                                                         (208,000)               --
   Additional paid in capital                                                                7,232                --
-----------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                     (200,768)               --
-----------------------------------------------------------------------------------------------------------------------

                                                            3

For the Six Months Ended June 30,                                                          2007               2006
-----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                       $ (3,861,991)       $  8,709,951

Cash at the beginning of the period                                                     13,021,978            1,304,396
-----------------------------------------------------------------------------------------------------------------------

Cash at the end of the period                                                         $  9,159,987         $ 10,014,347
=======================================================================================================================

Supplemental disclosure of cash flow information:

   Cash paid for:

   Interest                                                                           $       --           $       --
                                                                                      ============         ============

   Taxes                                                                              $       --           $       --
                                                                                      ============         ============

                 The accompanying notes are an integral part of the consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------

                                                           4

                         FIRSTPLUS Financial Group, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange
Commission (the "SEC") applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2006 which are contained in the
Company's Annual Report on Form 10-KSB. The results for the three month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE 2.  ORGANIZATION AND BUSINESS (CONTINUED)

7.25% Convertible Subordinated Notes Due 2003 received a Certificated Interest representing Obligations under the plan of reorganization. FPFG also retained an unsecured interest in monies that it had advanced to its subsidiaries. As payments are made from the former subsidiaries to the creditor trust which administers the bankruptcy estate (the "Creditor Trust"), the Obligations to the
Certificated Interests are paid by the Creditor Trust.

As the settlor and sole beneficiary of the FIRSTPLUS Financial Group Grantor
Residual Trust (the "Grantor Trust"), the Company has treated the Grantor Trust as a variable interest entity in accordance with accounting pronouncement
FIN46(R). Accordingly, the Company has consolidated the entity and eliminated all intercompany transactions. (See note 9.)

As of December 1, 2006, the Company, through its wholly owned subsidiary Ole
Auto Group, Inc. began operating an automotive sales lot and finance operations in Fort Worth, Texas, that focuses exclusively on the Buy Here-Pay Here segment of the used car market. The Company's sales lot features a variety of makes and models and a range of sales prices. There were no auto sales during 2006. The
Company also purchased receivables as part of the formation of the Ole Auto
Group, Inc. (See note 3).

The sub-prime segment of the independent used car sales and finance market is serviced primarily by numerous small independent used car dealerships that sell and finance the sale of used cars to individuals with limited or damaged credit histories. Many independent used car dealers are not able to obtain debt financing from traditional lending sources such as banks, credit unions, or major finance companies. Many of these dealers typically finance their operations through the sale of contract receivables at a discount. Buy Here-Pay
Here dealers sell and finance used cars to individuals with limited credit histories or past credit problems. The Buy Here-Pay Here industry focuses on customers, collectively referred to as "sub-prime or `D' Borrowers", who (1) do not have traditional bank accounts or do not rely on traditional financial services relationships, or "un-banked" consumers, or (2) do not have the ability to obtain credit from traditional sources such as banks and credit unions due to limited credit histories, low income, past credit problems, or "credit-impaired"
borrowers. Buy Here-Pay Here payment arrangements are often construed to be within the "sub-prime" category of financing and lending.

The Company will provide financing for substantially all of its vehicle sales using retail installment loan contracts. As a Buy-Here Pay-Here dealer, the
Company offers the customer certain advantages over more traditional financing sources including: broader underwriting guidelines, flexible payment terms including structuring loan payment due dates as weekly or biweekly, often coinciding with the customer's payday, and the ability to make payments in person at the dealerships.

NOTE 3.  NOTES RECEIVABLE

As part of the formation of Ole Auto Group, Inc., the Company acquired receivables and is accounting for its interest in the outstanding receivables under SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a
Transfer, ("SOP 03-3"). Under SOP 03-3, future cash proceeds on the outstanding receivables are split between their accretable yield, which represents the difference between the estimated cash collections and the carrying value of the receivables, and the non-accretable yield, which represents the excess of contractual cash flows over the estimated cash collections. The accretable yield is recognized as interest income, within other income on the Company's statement of operations, using the effective interest method over the expected term of the receivables. Future decreases in estimated cash flows will be recognized as an impairment charge and corresponding valuation allowance against the outstanding receivables. Subsequent increases in the estimated cash flows, if any, will be recognized prospectively as an adjustment to the receivables' accretable yield over the remaining life of the receivables, after first reversing any previously recorded valuation allowance.

As of the acquisition date for purposes of accounting under SOP 03-3, the
Company calculated the accretable yield related to the outstanding financing receivables as follows:

     Accretable yield:
     Cash flows expected to be collected as of acquisition date  $576,144
     Less: Carrying value as of acquisition date                  520,000
                                                                  -------

     Accretable yield as of acquisition date                     $ 56,144
                                                                 ========

The net cash flows expected to be collected is net of an expected default amount of $64,250. The Company recognized $18,508 of accretable yield during the three months ended June 30, 2007 as revenues from operations.

NOTE 4.  FURNITURE, FIXTURES & EQUIPMENT

The Company's fixed assets consist of buildings, furniture and computers in its operations at Ole Auto Group. The useful lives are estimated between forty years for the building and five to seven years for the computers and equipment. The assets are being depreciated on the straight-line method.

NOTE 5.  CONCENTRATION OF CREDIT RISK

FPFG at times during operations has cash deposits that exceed $100,000 in one account in individual banks. The Federal Deposit Insurance Corporation (FDIC)
insures only the first $100,000 of funds at member banks. FPFG has not incurred losses related to its cash.

NOTE 6.  INCOME TAXES

Deferred taxes are recognized primarily for net operating losses that are available for carryback to offset prior taxable income. Based on the June 30,
2007 loss, FPFG will have a net operating loss carryforward available of approximately $3,800,000. A valuation allowance is provided against the deferred tax asset for future taxable income as realization is uncertain. Income tax benefit is recorded net of any penalties and interest.

NOTE 7.  QUASI-REORGANIZATION

The Company's Board of Directors approved a plan to affect a quasi-reorganization effective December 31, 2002. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits a company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves adjusting a company's assets and liabilities to their fair values. Any remaining deficit in retained earnings is then eliminated by a transfer of amounts from paid-in capital and capital stock, if necessary, giving a company a "fresh start" and a zero balance in retained earnings.

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
(See Note 9).

FPFG owns a minority equity interest in Capital Lending Strategies, LLC ("CLS").
During 2004, it sold approximately 60% of its holdings, retaining the interest assigned on behalf of the claimants in the class action lawsuit, in CLS for
$796,580 which provided FPFG's working capital. The investment (less than 20%)
is recorded on the books at the cost basis of $71,150.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

The Company entered into agreements with various parties regarding the assignment of a portion of the Intercompany Claim in connection with the bankruptcy filing of its subsidiary FirstPlus Financial, Inc. (FPFI) in order to satisfy some of FPFG's obligations. The Company has recorded a contingent liability of $3,450,000 based on the funds received by the Grantor Trust from the FPFI Creditor Trust. No creditors have initiated a claim against FPFG. The
Company leases its operating facilities for various terms under long-term, operating lease agreements. The leases expire at various dates through 2011 and provide for renewal options. In the normal course of business, it is expected

NOTE 9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments. The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

            Year Ending
            December 31        Amount
            ------------     ----------
                  2007       $  240,954
                  2008          303,912
                  2009          303,912
                  2010          303,912
                  2011          303,912
            Thereafter                0
                              ----------
                              $1,456,602
                              ==========

Total minimum lease payments do not include contingent rentals that may be paid under certain leases because of use in excess of specified amounts.

NOTE 10.  STOCKHOLDERS' EQUITY

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

In July 2006, the Company instructed the Grantor Trust to make a distribution to holders of the Company's common stock on a pro rata basis as of August 3, 2006, in an aggregate amount equal to fifty percent (50%) of the funds received, after reserves and expenses incurred on behalf of the trust, by the Grantor Trust from the registry of the court in the Grantor Trust Lawsuit in accordance with the
Company's Settlement Agreement with Danford L. Martin, individually, on behalf of the FPFX Shareholder Value Committee and the FPFX Steering Committee and as
attorney-in-fact for all of the Petitioners in the Election Suit (as defined therein). The Company distributed $3,618,864. The Company has determined that the distribution was a return of capital since the Company did not have any current or accumulated earnings and profits.

In addition, the Company has agreed not to issue any shares of its common stock prior to the initial distribution and for a period of one year following the distribution, to not issue any shares of its common stock equal to 30% of the

NOTE 10.  STOCKHOLDERS' EQUITY (CONTINUED)

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

On December 12, 2006, the registrant's board of directors approved the Stock
Option Plan for FIRSTPLUS Financial Group, Inc. (the "Plan"). The Plan made
4,500,000 shares of the registrant's common stock available for issuance as awards under the Plan. Officers, directors and employees of the registrant, and employees of the registrant's wholly-owned subsidiary, Ole Auto Group, Inc., are eligible to receive awards under the Plan.

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

      o     one-third of the options will vest on the date of the grant

      o     one-third of the options will vest on the first anniversary of the date of the grant; and

      o     one-third of the options will vest on the second anniversary of the date of the grant.

Unless the terms of an option agreement provide for a different date of termination, the unexercised portion of an option award shall automatically and without notice terminate and become null and void at the time of the earliest to occur of the following:

NOTE 11.  STOCK OPTION PLAN (CONTINUED)

      o     immediately upon termination of employment (or termination of service as a director) with the registrant as a result, in whole or in material part, of a discharge for cause;

      o     the 60th day following optionee's termination of employment (or termination of service as a director) with the registrant for any reason except cause; provided, however, that if the optionee shall die during such sixty (60) day period, he or she will be deemed to have terminated employment (or termination of service as a director)
            as a result of death, and the termination of the option will be governed by the previous clause; oro on the 180th day following a termination of employment (or termination of service as a director)
            by reason of death or disability; or

      o     the tenth (10th) anniversary of the date of grant.

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

                                     2006
                                    ------
      Risk Free Interest Rate        4.28%
      Expected Dividend Yield       32.82%
      Expected Lives (years)         2.00%
      Expected Volatility           61.00%
      Forfeiture Rate                0.00%

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

NOTE 11.  STOCK OPTION PLAN (CONTINUED)

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
This requirement does not affect the Company's net operating cash flows or its net financing cash flows in the three month period ended June 30, 2007.

In connection with the termination of employment by former members of management in June 2007, the Company recognized $7,232 of compensation expense for the quarter ended June 30, 2007.

NOTE 12.  RELATED PARTY TRANSACTIONS

The Company's executive offices are shared with the facilities leased by Capital
Lending Strategies, LLC, which incurs the cost and full responsibility of the lease. There is no formal agreement between the Company and Capital Lending
Strategies, LLC with respect to the lease arrangement. Daniel T. Phillips,
FPFG's Former Director, is a Manager and Member of Capital Lending Strategies,
LLC.

The Company has loaned to Capital Lending Strategies, LLC since 2002 approximately $275,000. The loan balance at June 30, 2007 was $63,132. The line of credit bears interest at the prime rate of interest as established by the
Wall Street Journal plus 1% and matures on the second anniversary of any advance on the line of credit.

FPFG has a liability insurance policy with American Financial Services covering its directors and officers. The total premium for the policy is $77,500. Dexter
& Company was the broker for the policy. John R. Fitzgerald, FPFG's Former
Director, is Executive Vice President of Dexter & Company.

NOTE 13.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, FASB issued FASB Interpretation No. 48, "Accounting for
Uncertainty in Income Taxes" ("FIN 48"), an interpretation of Statement of
Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48
clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and will become effective for the

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Company for fiscal years beginning after December 15, 2006. The Company has not yet determined the effect of FIN 48 on its financial position, operations or cash flows.

NOTE 14.  SUBSEQUENT EVENTS

On July 23, 2007, Rutgers Investment Group, Inc., a wholly-owned subsidiary of the Registrant ("Rutgers"), entered into a definitive purchase agreement with
Rutgers Investment Group, LLC (the "Seller"), and Learned Associates of North
America, LLC, Seven Hills Management, LLC ("Seven Hills") and Peter S. Fox, the
members of the Seller, to purchase substantially all of seller's assets related to its commercial and consumer lending business. The transaction was consummated simultaneously. The purchase price consisted of a cash payment of $1,825,000 and
500,000 shares of common stock of the Registrant, the closing price of which on
Friday, July 20, 2007 was $0.18 per share. Rutgers also agreed to assume certain specified liabilities of the Seller.

The assets purchased were the subject of a limited scope business evaluation report, which confirmed the valuation of such assets. Based in part upon such report, the Registrant concluded that the value of the assets purchased exceeded the purchase price therefor.

Rutgers has retained an independent consultant to facilitate its applications in
14 states for licensure as a mortgage banker. It anticipates that it will provide first and second mortgage loans, construction and hard money loans, international letters of credit and equity and credit lines. Pending the completion of licensure in a state in which application has been made, Rutgers will act as a broker for licensed lenders.

On July 30, 2007, First Plus Enterprises, Inc. ("FP Enterprises") and First Plus
Development Company ("FP Development"), both wholly-owned subsidiaries of the
Registrant, entered into a definitive purchase agreement with Globalnet
Enterprises, LLC (the "Seller"), and its members: Learned Associates of North
America, LLC, Seven Hills Management, LLC, Diversified Development LLC and Ajax
Baron, LLC, to purchase all of the limited liability company interests (the
"Interests") of Globalnet Development Co., LLC ("Globalnet Development"),
Globalnet Facility Services Co., LLC ("Globalnet Facility Services") and
Globalnet Restoration Co., LLC ("Globalnet Restoration"). The transactions were consummated simultaneously. The purchase price consisted of a cash payment of
$4,540,000 ($3,045,000 of which was paid at closing and the balance of which is payable on the second anniversary of closing) and 1,100,000 shares of common stock of the Registrant, the closing price of which on Friday, July 27, 2007 was
$.17 per share.

NOTE 14.  SUBSEQUENT EVENTS (CONTINUED)

The Interests purchased were the subject of a limited scope business evaluation report, which confirmed the valuation of such Interests. Based in part upon such report, the Registrant concluded that the value of the Interests purchased exceeded the purchase price therefor.

Globalnet Restoration performs restorative services on commercial, industrial, and residential facilities as a result of unlawful activity or natural disaster,
i.e., damage caused by fire, flood, hurricane, wind, etc. Globalnet Restoration contracts with insurance companies prior to "securing" facilities - removing damaged interior materials prior to reconstruction.

Globalnet Development handles all types of construction projects and project management - from new construction to "rehabs" and reconstruction. Globalnet
Development offers a full complement of construction services: general contracting; construction management; project design and building; and renewal and renovation.

Globalnet Facility Services offers a single source for commercial, industrial, and residential facility care and cleaning services - both interior and exterior.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

BUSINESS OPERATIONS AND HISTORY

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
As a result, the Company has no interest in FPFI or the Creditor Trust's assets other than its interest in the FPFI Intercompany Claim.

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

      To settle other claims asserted against it, the Company assigned portions of the FPFG Intercompany Claim to various creditors. Consistent with the plan of reorganization, in settlement of the claims of the holders of the Company's
7.25% Convertible Subordinated Notes due 2003 (the "Bondholders"), the
Bondholders received an instrument representing the right to receive an assignment of 25% of the FPFG Intercompany Claim, permitting the Bondholders to become a direct beneficiary of the Creditor Trust, and an agreement to instruct the Creditor Trust to make two payments to the Bondholders of $1,428,000 based on certain conditions. The Bondholder settlement was consummated in June 2001.
Two of the Bondholders also received agreements allowing them to convert portions of their new interest into an aggregate of 5,555,000 shares of the
Company's common stock, and the conversion rights have been fully executed. In
2006, the Company received a reassignment of a 444,440 units of the interests, out of 33,212,000 units initially issued, from the Bondholders with conversion rights.

      The Company has agreed to pay 1.86% of the distributions it receives, up to an aggregate amount of $931,000, on the FPFG Intercompany Claim to Thaxton
Investment Corporation ("Thaxton"). The amounts payable to Thaxton are based on a settlement of disputes concerning the purchase price paid by Thaxton to

FirstPlus Consumer Finance, Inc. ("Consumer Finance"), then a subsidiary of the
Company, pursuant to the sale of all of the assets of Consumer Finance to
Thaxton in 1999. The Company has previously discussed with other creditors settlement of various claims by assignment of portions of the FPFG Intercompany
Claim. For example, the Company had agreed to assign a 7.6% interest in the distributions to its former landlord in connection with amendments to the
Company's then existing lease for its executive and administrative offices.
However, negotiations with this landlord and other parties have been dormant in recent years. There is no assurance that these parties will not assert claims in excess of the Company's current estimate of the value of these claims or that there are no additional parties who may assert claims with respect to the FPFG
Intercompany Claim.

LIQUIDITY AND CAPITAL RESOURCES

      Since the bankruptcy proceedings, the FPFG Intercompany Claim had been the only substantial asset of the Company and the only source of potential payment for its obligations. The Company has recorded an allowance since any claim would be dependent on the receipt of funds from the bankruptcy estate of the Company's former subsidiaries. The Company has recorded a contingent liability of approximately $3.5 million based on the funds received by the Grantor Trust from the Creditor Trust. There can be no assurance as to the ultimate value of the
FPFG Intercompany Claim or the timing of distributions on the FPFG Intercompany
Claim.

      In 2002, the Company established the FirstPlus Financial Group, Inc.
Grantor Residual Trust (the "Grantor Trust") and assigned to it the Company's then remaining interest in the Intercompany Claim. Under the terms of a settlement agreement with the petitioners in a 2006 action against the Company, it agreed that upon receipt by the Grantor Trust of funds in respect of the
Intercompany Claim, the Company would cause the Grantor Trust, subject to certain limitations, to distribute 50% of such funds annually to stockholders of the Company.

      The sole source of required distributions from the Grantor Trust to stockholders Are distributions from the FPFI Creditor Trust to the Grantor
Trust. The Company does not know if and when additional distributions will be made from the FPFI Creditor Trust and is unable to influence the independent trustee's decisions in this regard.

      Primarily due to lack of funds, the Company had for the most part been in a dormant capacity from 1999 to 2006. The Company has maintained that one of its strategies has been to create value in the Company so that its prospects are enhanced for the future. The Company has been active in seeking a platform for operations and has pursued several opportunities. During 2006, the Company began analyzing an opportunity to enter the "Buy-Here Pay-Here" auto finance industry.
Based on this analysis, the Company determined to make a concerted effort to enter this business, initially focusing on the Dallas and Fort Worth, Texas market. In November 2006, the Company formed Ole Auto Group, Inc. ("Ole") in order to carry out this activity and acquired a pool of motor vehicle retail installment sale contracts and security agreements. Initially, the Company intends to open auto dealership operations in the Dallas-Fort Worth area and purchase cars and offer financing to its customers, typically marketing to customers with limited credit history or past credit problems.

      As of June 30, 2007, the Company had approximately $9.2 million in cash and cash equivalents which management believes will be sufficient to cover operating expenses for the next twelve months. The Company does not believe it will have to raise additional funds in the next twelve months, although future growth may require the Company to raise additional funds.

      On July 23, 2007, Rutgers Investment Group, Inc., a wholly-owned subsidiary of the Registrant ("Rutgers"), entered into a definitive purchase agreement with Rutgers Investment Group, LLC (the "Seller"), and Learned
Associates of North America, LLC, Seven Hills Management, LLC ("Seven Hills")
and Peter S. Fox, the members of the Seller, to purchase substantially all of seller's assets related to its commercial and consumer lending business. The transaction was consummated simultaneously. The purchase price consisted of a cash payment of $1,825,000 and 500,000 shares of common stock of the Registrant, the closing price of which on Friday, July 20, 2007 was $0.18 per share. Rutgers also agreed to assume certain specified liabilities of the Seller.

      On July 30, 2007, First Plus Enterprises, Inc. ("FP Enterprises") and
First Plus Development Company ("FP Development"), both wholly-owned subsidiaries of the Registrant, entered into a definitive purchase agreement with Globalnet Enterprises, LLC (the "Seller"), and its members: Learned
Associates of North America, LLC, Seven Hills Management, LLC, Diversified
Development LLC and Ajax Baron, LLC, to purchase all of the limited liability company interests (the "Interests") of Globalnet Development Co., LLC
("Globalnet Development"), Globalnet Facility Services Co., LLC ("Globalnet
Facility Services") and Globalnet Restoration Co., LLC ("Globalnet
Restoration"). The transactions were consummated simultaneously. The purchase price consisted of a cash payment of $4,540,000 ($3,045,000 of which was paid at closing and the balance of which is payable on the second anniversary of closing) and 1,100,000 shares of common stock of the Registrant, the closing price of which on Friday, July 27, 2007 was $.17 per share.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006.

      The Company has had virtually no liquidity and no operations for several years. The Company's main asset has been the FPFG Intercompany Claim. The timing and amounts to be received on the FPFG Intercompany Claim are based on the performance of underlying loans in asset backed securitizations, and subject to many uncertainties. The FPFG Intercompany Claim began producing cash flow to the
Company in 2005 and 2006, but due to the lawsuit styled FirstPlus Financial
Group, Inc., Michael Montgomery, Jack Draper and The FirstPlus Financial Group
Grantor Residual Trust v. George T. Davis and The FPFI Creditor Trust; Civil

Action No. 05-02962; in the 298th District Court of Dallas County, Texas, the
funds were held in the registry of the court. In May 2006, over the objections of George Davis, the court authorized the release of approximately $10 million to the Grantor Trust.

      As noted above, the Company had no operations during 2006 until November
2006. The Company's activities during 2006 were primarily focused on responding to litigation and trying to preserve liquidity in order to emerge from operational dormancy and to develop new business opportunities.

      During 2006, with a portion of the funds from the FPFG Intercompany Claim, the Company began to explore business opportunities. The Company determined to enter into the Buy-Here Pay-Here automobile sales and finance business, and operations began in 2007. However, the Company purchased an automobile receivable portfolio in November of 2006 for a purchase price of $520,000.

      During the quarter ended March 31, 2007, Ole opened 3 auto sales and finance locations. The first location was opened on January 1, 2007 in Fort
Worth, Texas. The other two locations were opened in Dallas, Texas during March of 2007.

      Revenues for the six months ended June 30, 2007 were generated from the auto sales and finance operations and consisted of gross revenues from auto sales of approximately $6.2 million, interest income of approximately $109,000 and other income of approximately $87,000.

      Ole sold 479 vehicles during its first and second quarter of operations for a gross profit margin of approximately 31.3% on financed sales. For these sales, Ole collected approximately $996,000 in cash down payments and recorded approximately $5 million in finance receivables. An allowance for uncollectible accounts was provided for against the finance receivables at a rate of 15%, which at June 30, 2007, the recorded allowance was approximately $726,000. The weighted average interest rate on the receivable portfolio is approximately
14.6% at June 30, 2007.

      As of June 30, 2007, no receivables were greater than 60 days past due, however fifteen vehicles were repossessed during the quarter then ended.

      Ole had 107 vehicles in inventory as of June 30, 2007 in the amount of approximately $756,000. This inventory is located at the three sales locations.
The inventory consists of a mix of 46% cars, 26% trucks, 21% SUVs , and, 7%
vans.

      Operating expenses for the six months ended June 30, 2007 include expenses for the Ole operations as well as for the Company, and consist of a provision for loan losses of approximately $726,000, salaries of approximately $249,000 and commissions of approximately $196,000 related to Ole, facility rents of approximately $129,000, professional fees related to acquisitions and organizational matters of approximately $201,000 and other overhead of approximately $1.1 million. During the six months ended June 30, 2006, the
Company had no operations other than responding to various litigation actions.

Accordingly, the operating expenses were approximately $1.78 million during the six months ended June 30, 2006, which consisted primarily of legal and professional fees.

      Additionally, the Company earned approximately $114,000 in non-operating interest income on investments owned during the six months ended June 30, 2006.

FIRSTPLUS FINANCIAL, INC.

      As reported in the Company's periodic filings under the Securities
Exchange Act of 1934, as amended, the Company's wholly-owned subsidiary,
FirstPlus Financial, Inc. ("FPFI"), filed for reorganization under Chapter 11 of the Bankruptcy Code in March 1999. On April 7, 2000, the United States
Bankruptcy Court, Northern District of Texas, Dallas Division, confirmed FPFI's plan of reorganization ("Plan"). The Plan, INTER ALIA, provided for the creation of a Creditor Trust to hold assets, resolve claims and make distributions in accordance therewith ("Creditor Trust"). Pursuant to the Plan, the outstanding stock of FPFI was to remain unimpaired. Subsequent to confirmation of the Plan and notwithstanding the plain language to the contrary, the FPFI stock was transferred from the Company into a trust controlled by the trustee of the
Creditor Trust ("Trustee").

      The current Board of Directors of the Company, elected in June 2007, views the transfer of the FPFI stock by prior management and the Trustee to have been beyond the scope what was approved under the Plan and beyond the authority of the Company's prior management and the Trustee to implement. The Company is the rightful beneficial owner of the stock of FPFI and of FPFI's assets. The Company has advised the Trustee of its position and has requested that certain financial information be provided by the Creditor Trustee. The Company has requested a meeting with the Trustee to discuss the ownership of FPFI, at which meeting it also intends to assert that there is no continuing need for the Creditor Trust.
The Company today has ongoing operations and new management that could continue to implement the Plan at a fraction of the costs being incurred by the Creditor
Trust. To date, a meeting with the Trustee has not been scheduled. The Board of
Directors intends to employ any and all available legal remedies in support of the Company's position.

RISK FACTORS

THE COMPANY WOULD BE ADVERSELY AFFECTED IF ITS COMMERCIAL AND CONSUMER LENDING
BUSINESS LOST ITS LICENSES OR IF MORE BURDENSOME GOVERNMENT REGULATIONS WERE
ENACTED IN THE FUTURE.

      Rutgers Investment Group Inc.'s operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. These rules and regulations generally provide for licensing as a commercial or consumer lender, limitations on the amount, duration and charges, including interest rates, for various categories of loans, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors' rights.
Rutgers Investment Group Inc. is also subject to extensive federal regulations which require it to provide certain disclosures to prospective borrowers,

protect against discriminatory lending practices and unfair credit practices and prohibit the Company from discriminating against credit applicants on the basis of race, color, sex, age or marital status. Rutgers Investment Group Inc. is also required to maintain the privacy of certain consumer data in its possession and to periodically communicate with consumers on privacy matters.

      There can be no assurance that the Rutgers Investment Group Inc. will be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on its operations. Further, the adoption of additional, or the revision of existing, rules and regulations could have a material adverse effect on the
Company's business and results of operations.

THE COMPANY WOULD BE ADVERSELY AFFECTED IF ITS COMMERCIAL REAL ESTATE REPAIR AND
RESTORATION BUSINESS LOST ITS LICENSES OR IF MORE BURDENSOME GOVERNMENT
REGULATIONS WERE ENACTED IN THE FUTURE.

      First Plus Enterprises, Inc. and First Plus Development Company's
operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. These rules and regulations generally provide for licensing as commercial real estate repair and restoration companies.

      There can be no assurance that the companies will be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on its operations.
Further, the adoption of additional, or the revision of existing, rules and regulations could have a material adverse effect on the Company's business and results of operations.

THE COMPANY'S FAILURE TO ATTRACT AND RETAIN KEY PERSONNEL COULD HARM ITS
BUSINESS.

      The Company's future success depends to a significant extent on the continued services of its senior personnel, particularly John Maxwell, its
President and Chief Executive Officer and President of Firstplus Enterprises,
William Handley, its Chief Financial Officer, David Roberts, President of
Rutgers Investment Group, Inc., and William Bianco, President of Firstplus
Development Company.

      The loss of the services of Messrs. Maxwell, Handley, Roberts and Bianco would likely have an adverse effect on the Company's business, results of operations and financial condition. The Company's businesses require managerial, financial and operational expertise and its future success depends upon the continued service of key personnel. The Company operates in specialized industries. The Company's key personnel have experience and skills specific to these industries, and there is a limited number of individuals with the relevant experience and skills. The Company does not have employment agreements with its executive officers; however, Rutgers Investment Group, Inc., Firstplus
Enterprises, Inc. and Firstplus Development Company have employment agreements with its executive officers. If the Company loses any of its key personnel, its business operations could suffer.

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

ITEM 3. CONTROLS AND PROCEDURES

      The Company's management, with the participation of its Principal
Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the
"Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Principal Executive Officer and Principal
Accounting Officer have concluded that, as of the end of such period, the
Company's disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the
Exchange Act.

      Because the Company had been in a dormant capacity for the past several years and only recently began operations, the Company had only three officers and employees as of June 30, 2007. Therefore, management's assessment has concluded that, as of June 30, 2007, the Company's shortage of personnel is not sufficient to constitute effective disclosure controls and procedures in light of the resources required for the functions described under Part I, Item 2, Plan of Operation, particularly if unforeseen circumstances arise, such as litigation.

      There were no changes in the Company's internal controls over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II OTHER INFORMATION

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

--------------------------------------------------------------------------------

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRSTPLUS Financial Group, Inc.

Dated: August 17, 2007                    By: /s/ John Maxwell
                                              ----------------------------------
                                              President and Chief Executive Officer
                                              (Principal Executive Officer)

Dated: August 17, 2007                    By: /s/ William Handley
                                              ----------------------------------
                                              Chief Financial Officer
                                              (Principal Accounting Officer)

