Form 10QSB
period 2007-09-30
FIRSTPLUS FINANCIAL GROUP INC
filed 2007-11-14
CIK 1000368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    (MARK ONE)
|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

               For the quarterly period ended: September 30, 2007
--------------------------------------------------------------------------------

|_| Transition report under Section 13 or 15(d) of the Exchange Act
           For the transition period from ____________ to ____________

    Commission File Number: 0-27750
                            -------

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

                                (972) 717 -7969
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check  whether the issuer (1) filed all reports  required to be filed by Section
13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been
subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes |_|  No |X|

The number of shares of the issuer's common stock outstanding as of November
12, 2007 was 49,845,090

Transitional Small Business Disclosure Format (Check one): Yes |_|  No |X|

                                       INDEX

                                                                            PAGE

Part I. Financial Information

Item 1. Financial Statements

       Consolidated Balance Sheets at September 30, 2007 (unaudited)            1
       and December 31, 2006

       Consolidated Statements of Operations for the Three and Nine Months      2
       ended September 30, 2007 and 2006 (unaudited)

       Consolidated Statements of Cash Flows for the Nine Months              3-4
       ended September 30, 2007 and 2006 (unaudited)

       Notes to Consolidated Financial Statements (unaudited)                5-14

Item 2. Management's Discussion and Analysis or Plan of Operations          15-28

Item 3A(T). Controls and Procedures                                         28-29

Part II. Other Information

Item 1. Legal Proceedings                                                      30

Item 6. Exhibits                                                               31

--------------------------------------------------------------------------------

                                 FIRSTPLUS Financial Group, Inc.
                                   Consolidated Balance Sheets

                                                               (Unaudited)
                                                               September 30,       December 31,
                                                                    2007                2006
                                                              ------------         ------------
ASSETS
   Cash and cash equivalents                                  $  1,898,810         $ 13,021,978
   Accounts receivable (net of allowance for doubtful            3,887,560              481,473
   accounts in 2007 of ($790,019)
   Inventory                                                       938,055              566,145
   Prepaid expenses                                              1,107,112               29,643
                                                              ------------         ------------
      Total current assets                                       7,831,537           14,099,239

Furniture, fixtures and equipment (net of                        1,816,223               24,578
accumulated depreciation of $59,067 and $716)
Land                                                             1,165,000                 --
Note receivable Capital Lending Strategies, LLC                     61,382               82,343
Factor reserve receivables                                         248,074                 --
Security deposits                                                   58,617               23,000
Employee advances                                                   20,397                 --
Goodwill                                                         2,089,385                 --
Covenant not to Compete (net of accumulated                         37,501                 --
amortization of $12,499)
Investment in subsidiaries                                       4,727,000                 --
Claim from bankruptcy estate                                          --              2,341,761
Deferred tax asset                                                  93,300               93,300
Investment in Capital Lending Strategies, LLC                       71,150               71,150
                      Total assets                            $ 18,219,566         $ 16,735,371
                                                              ------------         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Accounts payable                                           $    250,782         $       --
   Income taxes payable                                             90,055              113,864
   Accrued expenses                                              1,325,253              171,739
   Billing in Excess of Costs & Est. Earnings                      273,913                 --
   Deferred revenue                                                 47,001                 --
   Notes payable short term                                        104,000              312,000
                                                              ------------         ------------
      Total current liabilities                                  2,091,004              597,603
Notes payable long term                                          1,259,049                 --
Commitments and contingencies (see note 9)                            --              3,083,760

                                                              ------------         ------------
                      Total liabilities                          3,350,053            3,681,363
                                                              ------------         ------------
Stockholders' equity:
  Common stock, $.01 par value, 100,000,000
  shares authorized; 49,845,090 and 48,245,090 shares
  issued and outstanding  September 30, 2007 and
  December 31, 2006, respectively                                  498,451              482,451
Additional paid in capital                                      19,108,258           17,306,122
Accumulated deficit since December 31, 2002 when a
deficit of $312,527,864 was eliminated in connection
with a quasi-reorganization                                     (4,737,196)          (4,734,566)

                                                              ------------         ------------
      Total stockholders' equity                                14,869,513           13,054,008
                                                              ------------         ------------
      Total liabilities and  stockholders' equity             $ 18,219,566         $ 16,735,371
                                                              ------------         ------------

      The accompanying notes are an integral part of the consolidated financial statements

                                               1

                                                   FIRSTPLUS Financial Group, Inc.

                                                Consolidated Statements of Operations
                                                             (Unaudited)

                                                                 For The           For The            For The            For The
                                                              Three Months       Three Months       Nine Months         Nine Months
                                                                  Ended             Ended              Ended              Ended
                                                              September 30,      September 30,      September 30,      September 30,
                                                                  2007               2006               2007               2006
                                                              ------------       ------------       ------------       ------------

Revenues                                                      $  1,959,509       $       --         $  8,160,604       $       --

Cost of goods sold                                               1,575,708               --            5,526,644               --
                                                              ------------       ------------       ------------       ------------

Gross profit                                                       383,801               --            2,633,960               --
                                                              ------------       ------------       ------------       ------------

Operating expenses :
     General and administrative                                  3,066,965            628,607          5,749,732          2,408,907
                                                              ------------       ------------       ------------       ------------

     Total operating expenses                                    3,066,965            628,607          5,749,732          2,408,907
                                                              ------------       ------------       ------------       ------------

Operating income (loss)                                         (2,683,164)          (628,607)        (3,115,773)        (2,408,907)

Non-operating income (expense):
     Discounts on sale of notes                                    (93,028)              --              (93,028)              --
     Interest, net                                                  46,029            120,120            343,644            294,678
     Release of creditor claims                                  3,450,000               --            3,450,000               --
     Professional fees for acquisitions
     and creditor trust transactions                              (587,473)              --             (587,473)              --
                                                              ------------       ------------       ------------       ------------

Income (loss) before provision for income taxes                    132,364           (508,487)            (2,630)        (2,114,229)

Provision for income taxes                                            --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------

Net income (loss )                                            $    132,364       $   (508,487)      $     (2,630)      $ (2,114,229)
                                                              ============       ============       ============       ============

Earnings (loss) per share                                     $       .003       $      (0.01)      $       --         $      (0.05)
                                                              ============       ============       ============       ============

Weighted average of common shares outstanding                   49,373,979         47,191,628         48,617,251         45,959,539
                                                              ============       ============       ============       ============

                        The accompanying notes are an integral part of the consolidated financial statements.

                                                                 2

                                  FIRSTPLUS Financial Group, Inc.

                               Consolidated Statements of Cash Flows

                                            (Unaudited)

                                                          For the Nine Months Ended September 30,
                                                                   2007            2006
                                                          ------------------- -------------------
Cash flow from operating activities:
  Net loss                                                  $     (2,630)    $ (2,114,229)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
   Accrued interest income                                          --           (170,951)
   Allowance for bad debts                                       790,019             --
   Depreciation                                                   20,399             --
   Fair value of options granted                                   7,232             --
   Changes in operating assets and liabilities:
            Accounts receivable                               (3,786,760)            --
            Inventory                                           (371,913)            --
            Prepaid expenses                                  (1,077,469)         (25,833)
            Security deposits                                    (35,617)            --
            Employee advances                                    (20,397)            --
            Accounts payable                                     199,917             --
            Income taxes payable                                 (23,809)            --
            Accrued expenses                                   1,153,515           19,121
            Billings in excess                                   (61,913)            --
            Deferred revenue                                      47,001             --
            Commitments and contingencies                     (3,450,000)            --
                                                              ----------        ---------

Net cash used in operating activities                         (6,612,425)      (2,291,892)
                                                              ----------        ---------

Cash flows from investing activities:
  Purchase of furniture, fixtures, and equipment                (760,754)            --
  Advance to Versatile Consulting LLC                               --           (250,000)
  Purchase of land                                            (1,165,000)            --
  Collection on bankruptcy estate claim                        2,341,761       10,000,000
  Commitment on bankruptcy estate claim                          366,240             --
  Receipt - of state refund                                         --             62,880
  Collection on note receivable Capital Lending                   20,961           27,594
  Strategies, LLC
  Acquisition of Rutgers Investment Group, LLC                (1,825,000)            --
  Acquisition of Globalnet Enterprises, LLC                   (3,045,000)            --
                                                              ----------        ---------

Net cash provided by (used in) investing activities           (4,066,792)       9,840,474
                                                              ----------        ---------

                                                 3

                                                                  2007           2006
                                                             ------------    ------------
Cash flows from financing activities:
  Principal payments - acquisition loans                         (235,951)           --
  Note payable - Ole` Auto Group                                 (208,000)           --
  Dividends paid                                                     --        (3,618,864)
                                                             ------------    ------------
Net cash used in financing activities                            (443,951)     (3,618,864)
                                                             ------------    ------------

Net increase (decrease) in cash                              $(11,123,168)   $  3,929,718

Cash at the beginning of the period                            13,021,978       1,304,396
                                                             ------------    ------------

Cash at the end of the period                                $  1,898,810    $  5,234,112
                                                             ------------    ------------

Supplemental disclosure of cash flow information:

  Cash paid for:

  Interest                                                   $       --      $       --
                                                             ============    ============

  Taxes                                                      $       --      $       --
                                                             ============    ============

  Non-cash investing and financing items:

  Acquisition loan for Globalnet Enterprises, LLC            $  1,495,000    $       --
                                                             ============    ============
  Acquisition of Globalnet Enterprises, LLC equipment        $    732,660    $       --
                                                             ============    ============
  Issuance of stock on conversion of Certificated Interests  $       --      $     29,050
                                                             ============    ============

  Increase in claim on bankruptcy valuation                  $       --      $  7,046,867
                                                             ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                                             4

                         FIRSTPLUS Financial Group, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange
Commission (the "SEC") applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2006 which are contained in the
Company's Annual Report on Form 10-KSB. The results for the nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Due to numerous market factors beyond the Company's control during the fourth quarter of 1998, the Company's access to those financing sources was unavailable. As a result, certain of its subsidiaries filed a bankruptcy petition under Chapter 11 of the Bankruptcy Code in 1999. As part of a settlement with holders of the

NOTE 2. ORGANIZATION AND BUSINESS (CONTINUED)

Company's 7.25% Convertible Subordinated Notes Due 2003 (the "Holders"), the
Holders received a Certificated Interest representing a portion of the Company's
Intercompany Claim (as hereinafter defined) in the bankruptcy. FPFG also retained a claim on behalf of monies that it had advanced to its subsidiaries
(the "Intercompany Claim"). As payments are made from the former subsidiaries to the creditor trust which administers the bankruptcy estate (the "Creditor
Trust"), the Obligations to the Certificated Interests are paid by the Creditor
Trust.

As the settlor and beneficiary of the FIRSTPLUS Financial Group Grantor Residual
Trust (the "Grantor Trust"), the Company has treated the Grantor Trust as a variable interest entity in accordance with accounting pronouncement FIN46(R).
Accordingly, the Company has consolidated the entity and eliminated all intercompany transactions. (See note 9.)

As of December 1, 2006, the Company, through its wholly-owned subsidiary Ole
Auto Group, Inc. began operating an automotive sales lot and finance operations in Fort Worth, Texas, that focuses exclusively on the Buy Here-Pay Here segment of the used car market. The Company's sales lot features a variety of makes and models and a range of sales prices. There were no auto sales during 2006. The
Company also purchased receivables as part of the formation of the Ole Auto
Group, Inc. (See note 3).

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

The Company originally provided financing for substantially all of its vehicle sales using retail installment loan contracts. During the course of the third quarter of 2007, the Company secured conventional financing sources to enhance and supplement the internal financing sources already in place.

NOTE 2. ORGANIZATION AND BUSINESS (CONTINUED)

On July 23, 2007, Rutgers Investment Group, Inc., a wholly-owned subsidiary of the Company ("Rutgers"), entered into a definitive purchase agreement with
Rutgers Investment Group, LLC ("RIG"), and Learned Associates of North America,
LLC, Seven Hills Management, LLC and Peter S. Fox, the members of RIG, to purchase substantially all of RIG's assets related to its commercial and consumer lending business. The transaction was consummated simultaneously. The purchase price consisted of a cash payment of $1,825,000 and 500,000 shares of restricted common stock of the Company, the closing price of which on Friday,
July 20, 2007 was $0.18 per share. Rutgers also agreed to assume certain specified liabilities of the RIG.

The assets purchased were the subject of a limited scope business evaluation report, which confirmed the valuation of such assets. Based in part upon such report, the Company concluded that the value of the assets purchased exceeded the purchase price therefor.

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

On July 30, 2007, First Plus Enterprises, Inc. and First Plus Development
Company, both wholly-owned subsidiaries of the Company, entered into a definitive purchase agreement with Globalnet Enterprises, LLC, and its members:
Learned Associates of North America, LLC, Seven Hills Management, LLC,
Diversified Development LLC and Ajax Baron, LLC, to purchase all of the limited liability company interests (the "Interests") of Globalnet Development Co., LLC
("Globalnet Development"), Globalnet Facility Services Co., LLC ("Globalnet
Facility Services") and Globalnet Restoration Co., LLC ("Globalnet
Restoration"). The transactions were consummated simultaneously. The purchase price consisted of a cash payment of $4,540,000 ($3,045,000 of which was paid at closing and the balance of which is payable on the second anniversary of closing) and 1,100,000 shares of restricted common stock of the Company, the closing price of which on Friday, July 27, 2007 was $.17 per share.

The Interests purchased were the subject of a limited scope business evaluation report, which confirmed the valuation of such Interests. Based in part upon such report, the Company concluded that the value of the Interests purchased exceeded the purchase price therefor.

Globalnet Restoration performs restorative services on commercial, industrial, and residential facilities as a result of unlawful activity or natural disaster,
i.e., damage caused by fire, flood, hurricane, wind, etc. Globalnet Restoration contracts with insurance companies prior to "securing" facilities - removing

NOTE 2. ORGANIZATION AND BUSINESS (CONTINUED)

damaged interior materials prior to reconstruction. The subsidiary obtained a covenant not-to-compete for $20,000.

Globalnet Development handles all types of construction projects and project management - from new construction to "rehabs" and reconstruction. Globalnet
Development offers a full complement of construction services: general contracting; construction management; project design and building; and renewal and renovation. The subsidiary obtained a covenant not-to-compete for $20,000.

Globalnet Facility Services offers a single source for commercial, industrial, and residential facility care and cleaning services - both interior and exterior. The subsidiary obtained a covenant not-to-compete for $10,000.

The Globalnet subsidiaries total covenants not-to-compete is $50,000 less
$12,499 in accumulated amortization as of September 30, 2007.

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
                                                                        --------
Accretable yield as of acquisition date                                 $ 56,144
                                                                        ========

The net cash flows expected to be collected is net of an expected default amount of $64,250. The Company recognized $23,597 of accretable yield during the three months ended September 30, 2007 as revenues from operations. The Company also incurred a note payable in the transaction which has a balance of $104,000 as of
September 30, 2007.

On September 10, 2007, Ole Auto Group, Inc. entered into an agreement to sell installment sales contracts of $1,550,462 to an independent third party. Ole received an upfront payment of $1,193,841 representing approximately 76% of the total notes sold and also recorded accounts receivable of $248,074 that is being held as a reserve by the buyer pending performance of these notes. Ole also incurred a 1% fee of $15,504 to consummate this transaction. The upfront payment of $1,193,841 is netted against the Company's recorded amount for accounts receivable.

NOTE 4. FURNITURE, FIXTURES & EQUIPMENT

The Company's fixed assets consist of buildings, furniture, computers and cleaning equipment in its operations at Ole Auto Group. The useful lives are estimated between forty years for the building and five to seven years for the computers and equipment. The assets are being depreciated on the straight-line method.

NOTE 5. CONCENTRATION OF CREDIT RISK

FPFG at times during operations has cash deposits that exceed $100,000 in one account in individual banks. The Federal Deposit Insurance Corporation ("FDIC")
insures only the first $100,000 of funds at member banks. FPFG has not incurred losses related to its cash.

NOTE 6. INCOME TAXES

Deferred taxes are recognized primarily for net operating losses that are available for carryback to offset prior taxable income. Based on financial results through September 30, 2007, FPFG will have a net operating loss carryforward available of approximately $3,700,000. A valuation allowance is provided against the deferred tax asset for future taxable income as realization is uncertain. Income tax benefit is recorded net of any penalties and interest.

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

NOTE 8. OTHER ASSETS

FPFG retains a claim against the bankruptcy estate of its former subsidiaries for monies advanced to them, the "Intercompany Claim". On March 23, 2007 the bankruptcy trustee made a distribution of $2,708,000 to the Company, bringing the aggregate amount of funds distributed on behalf of the Intercompany Claim for the benefit of FPFG to $21,819,193. Neither FPFG, nor the bankruptcy trustee, can estimate the amount or timing of any future payments. (See Note 9).

FPFG owns a minority equity interest in Capital Lending Strategies, LLC ("CLS").
During 2004, it sold approximately 60% of its holdings, retaining the interest assigned on behalf of the claimants in the class action lawsuit, in CLS for
$796,580 which provided FPFG's working capital. The investment (less than 20%)
is recorded on the books at the cost basis of $71,150.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company entered into agreements with various parties regarding the assignment of a portion of the Intercompany Claim in connection with the bankruptcy filing of its subsidiary FirstPlus Financial, Inc. ("FPFI") in order to satisfy some of FPFG's obligations. The Company had recorded a contingent liability of $3,450,000 based on the funds received by the Grantor Trust from the FPFI Creditor Trust. No creditors have initiated a claim against FPFG. This creditor claim has been deemed to be released during the quarter ended September
30, 2007. The Company leases its operating facilities for various terms under long-term, operating lease agreements. The leases expire at various dates through 2011 and provide for renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments. The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

             Year Ending
             December 31                    Amount
            -------------                 ----------
                  2007                    $  240,954
                  2008                       303,912
                  2009                       303,912
                  2010                       303,912
                  2011                       303,912
             Thereafter                            0
                                          ----------
                                          $1,456,602
                                          ==========

Total minimum lease payments do not include contingent rentals that may be paid under certain leases because of use in excess of specified amounts.

NOTE 10. STOCKHOLDERS' EQUITY

Holders of the Company's 7.25% Convertible Subordinated Notes Due 2003 (amended by a supplemental indenture entered into by the Company and the trustee for the notes pursuant to a plan of reorganization under Chapter 11 of the Bankruptcy
Code dated April 7, 2000) received a Certificated Interest payable from the
Intercompany Claim. Two of the former noteholders received rights to convert a portion of their Certificated Interests into shares of the FPFG's common stock.
On August 3, 2006, the remaining Certificated Interest holder with conversion rights converted the balance of its conversion rights into 2,905,000 shares of the Company.

In July 2006, the Company instructed the Grantor Trust to make a distribution to holders of the Company's common stock on a pro rata basis as of August 3, 2006, in an aggregate amount equal to fifty percent (50%) of the funds received, after reserves and expenses incurred on behalf of the trust, by the Grantor Trust from the registry of the court in the Grantor Trust Lawsuit in accordance with the
Company's Settlement Agreement with Danford L. Martin, individually, on behalf of the FPFX Shareholder Value Committee and the FPFX Steering Committee and as
attorney-in-fact for all of the Petitioners in the Election Suit (as defined therein). The Company distributed $3,618,864. The Company has determined that the distribution was a return of capital since the Company did not have any current or accumulated earnings and profits. On October 15, 2007, the Company filed an original petition for declaratory relief (the "State Complaint")
against Robert D. Davis, George T. Davis, Terrance Allan, John Hughey, Rolland
Keller, and John Does 1-100 in the District Court of Cameron County, Texas,
357th Judicial District. In the State Complaint, the Company seeks a declaration as to the respective rights of the parties regarding the FirstPlus Financial
Group, Inc. Grantor Residual Trust (the "Grantor Trust"), including, that as settlor and beneficiary, the Company has the right to dissolve the Grantor
Trust. For additional information regarding these legal proceedings, see Part I,
Item 1, "Legal Proceedings."

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

On December 12, 2006, the Company's board of directors approved the Stock Option
Plan for FIRSTPLUS Financial Group, Inc. (the "Plan"). The Plan made 4,500,000 shares of the Company's common stock available for issuance as awards under the
Plan, all of which are still available. Officers, directors and employees of the
Company, and employees of the Company's wholly-owned subsidiary, Ole Auto Group,
Inc., are eligible to receive awards under the Plan.

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

     o  one-third of the options will vest on the date of the grant;
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

     o  immediately upon termination of employment (or termination of service as a director) with the Company as a result, in whole or in material part, of a discharge for cause;

     o  the 60th day following optionee's termination of employment (or termination of service as a director) with the Company for any reason except cause; provided, however, that if the optionee shall die during such sixty (60) day period, he or she will be deemed to have terminated employment (or termination of service as a director) as a result of death, and the termination of the option will be governed by the previous clause; or
     o  on the 180th day following a termination of employment (or termination of service as a director) by reason of death or disability; or
     o  the tenth (10th) anniversary of the date of grant.

The restricted stock awards will be subject to the restrictions and the restriction period determined by the board of directors. Each grant of restricted stock may be subject to a different restriction period. The holders of restricted stock will have the right to vote the shares but will not have the right to receive any dividends declared or paid with respect to the shares. The recipient of a restricted stock award will be required to purchase the restricted stock from the Company at a purchase price equal to the greater of
(a) the aggregate par value of the shares represented by such restricted stock, or (b) the purchase price, if any, specified in a restricted stock agreement.
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
                                            ----
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
This requirement does not affect the Company's net operating cash flows or its net financing cash flows in the three month period ended September 30, 2007.

In connection with the termination of employment by former members of management in June 2007, the Company recognized $7,232 of stock option compensation expense for the quarter ended June 30, 2007.

NOTE 12. RELATED PARTY TRANSACTIONS

The Company has loaned to Capital Lending Strategies, LLC since 2002 approximately $275,000. The loan balance at September 30, 2007 was $61,382. The line of credit bears interest at the prime rate of interest as established by the Wall Street Journal plus 1% and matures on the second anniversary of any advance on the line of credit.

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

NOTE 14. SUBSEQUENT EVENT

On October 31, 2007, the Creditors Trust distributed bankruptcy estate proceeds totalling $6,226,422 to the Company and the Grantor Trust representing accumulated Creditor Trust proceeds.

The proceeds consisted of two components. The first component represented interest payments on the Company's bankruptcy claim of $1,583,034 to First Plus
Financial Group and $3,902,348 to the Grantor Trust for a total of $5,485,382 in interest on the bankruptcy claim. The second component represented collections on the Company's bankruptcy claim of $218,290 to First Plus Financial Group and
$522,750 to the Grantor Trust for a total of $741,040 in collections on the bankruptcy claim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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
PROJECTIONS ABOUT THE COMPANY'S BUSINESS AND INDUSTRY. THESE FORWARD-LOOKING
STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD
DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A
RESULT OF CERTAIN FACTORS AS MORE FULLY DESCRIBED IN THIS REPORT.

     FORWARD-LOOKING TERMINOLOGY INCLUDES THE WORDS "MAY," "EXPECTS,"
"BELIEVES," "ANTICIPATES," "INTENDS," "PROJECTS" OR SIMILAR TERMS, VARIATIONS OF
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
DESCRIBED IN SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY EXPRESSLY DISCLAIMS
ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO
ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT TO REFLECT ANY CHANGE IN
ITS EXPECTATIONS OR ANY CHANGES IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH
ANY FORWARD-LOOKING STATEMENT IS BASED.

OVERVIEW

     FIRSTPLUS Financial Group, Inc. (the "Company") is a diversified holding company that provides commercial loan, auto loan, consumer lending, residential and commercial restoration, facility (janitorial) care, and construction management services. Toward this end, the Company has made several complementary acquisitions of seasoned businesses that are designed to create value through synergy and enterprise-level expertise.

     The Company has three direct subsidiaries, Rutgers Investment Group, Inc.
("Rutgers") FirstPlus Development Company and FirstPlus Enterprises, Inc.
("FirstPlus Enterprises"). In turn, FirstPlus Enterprises, Inc. has three of its own direct subsidiaries, Ole Auto Group, Inc. ("Ole"), FirstPlus Restoration
Co., LLC ("FirstPlus Restoration"), and FirstPlus Facility Services Co., LLC
("FirstPlus Facility"). The Company has three direct subsidiaries, Rutgers
Investment Group, Inc. ("Rutgers"), FirstPlus Development Company ("FirstPlus
Development") and FirstPlus Enterprises Inc. ("FirstPlus Enterprises"). In turn,
FirstPlus Enterprises has three of its own direct subsidiaries, Ole Auto Group,
Inc. ("Ole"), FirstPlus Restoration Co., LLC ("FirstPlus Restoration") and
FirstPlus Facility Services, LLC ("FirstPlus Facility"). In turn, FirstPlus
Restoration and FirstPlus Facility jointly own FirstPlus Restoration & Facility
Services Company. The operational aspects of certain of these subsidiaries are set forth below.

     RUTGERS

     Rutgers operates chiefly in the commercial and residential loan sector by providing financial advisory services and capital for small and middle market companies, i.e., those with annual sales over $500,000. In this regard, Rutgers offers various business funding programs with lines of credit between $50,000 and $25 million. These programs include loans (term, bridge, real estate, line of credit), financing (equipment, machinery, purchase order, accounts receivable), sale-leaseback of existing machinery, new leases, merger and leveraged buyout. In marketing these financial solutions, Rutgers focuses on businesses that are less attractive to conventional banking institutions, as well as those in the medical and construction industries. Rutgers accepts a variety of collateral as consideration, including commercial accounts receivable, machinery and equipment, inventory, real estate, and liquid securities. Once Rutgers receives a completed client financial package, it generally can process loan approval within seven to 14 business days. In addition, Rutgers offers through its brokerage business residential loans for first mortgages, second mortgages and credit lines and provides some brokerage services for consumer loans.

     FIRSTPLUS ENTERPRISES

     FirstPlus Enterprises seeks to acquire established companies as well as newer, developing companies in need of resources and direction to realize their business goals. In addition to this, FirstPlus Enterprises seeks to acquire
Companies in search of reorganization or turnaround with minimum cash flows of
$10 million or more in the following industries: waste management, direct mail wholesale, retail healthcare products, residential and commercial cleaning, residential and commercial construction, commercial printing, transportation and manufacturing, in the United States as well as internationally. Our personnel and outside consultants are skilled in the areas of operations and finance, disciplines vital to the success of such acquisitions.

     OLE

     Ole is active in the buy here-pay here segment of the used automobile market, which accommodates customers with limited or damaged credit histories.
In some cases, Ole directly finances the sales of used automobiles and, due to the subprime status of its borrowers, is able to charge above-market interest rates. Currently, Ole owns three used car dealerships in Texas. In the future,
Ole will seek to acquire other lots in major metropolitan Texas markets. Ole also plans to open a reconditioning center in the fourth quarter of 2007 to support its existing dealerships.

     FIRSTPLUS RESTORATION

     FirstPlus Restoration is a national provider of restorative services for commercial, industrial and residential facilities that have been severely damaged as a result of unlawful activity or natural disaster, e.g., fire, flood, hurricane or wind damage. Services include mold remediation and prevention, emergency board-up, structural drying, water extraction, content inventory, pack out and storage, and smoke and soot cleaning.

     Before restoration and prior to removing damaged interior materials,
FirstPlus Restoration contracts with insurance companies. In addition, through its toll-free telephone number, FirstPlus Restoration provides customer service
24 hours a day, seven days a week.

     FirstPlus Restoration uses several technologies in its restoration services. Infrared camera technology detects water leakage as well as post-
flood and fire damage; infrared thermographic inspection provides a non-invasive means of monitoring and diagnosing building conditions; and Cold Jet dry ice blasting technology allows for non-abrasive surface cleaning.

     FIRSTPLUS FACILITY

     FirstPlus Facility is a national facility care provider (janitorial) for industrial, commercial and residential facilities that occupy both interior and exterior environments. Restorative services include general cleaning (from heavy-duty to detail cleaning), floor care, construction clean-up, transitional store cleaning, commercial kitchen cleaning and light bulb replacement. Specific to residential properties, FirstPlus Facility provides post-residential clean-up and move-in/move-out cleaning services. FirstPlus Facility also provides clean-up services required because of fire, flood or national disaster. Similar to FirstPlus Restoration, FirstPlus Facility offers 24 hour a day, seven day a week customer service through its toll-free telephone number.

     FIRSTPLUS DEVELOPMENT

     FirstPlus Development offers the following real estate development services: general contracting, construction management, project design and build, and renewal and renovation. Specific project specialties include townhouse, mid rise and high rise, custom home, and planned unit development.
Additionally, FirstPlus Development handles fire restoration, extensions of existing buildings, roof raising and interior alteration. The commercial/industrial development division provides these services to catering halls, restaurants, retail stores, warehouses and other commercial operations.
FirstPlus Development personnel have recently led several multimillion dollar construction projects, including a $65 million townhouse development, a $1.5 million warehouse complex and a $60 million residential high rise.

BUSINESS HISTORY

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

     FPFI's plan of reorganization was confirmed on April 7, 2000 by the United
States Bankruptcy Court, Northern District of Texas, Dallas Division. The plan of reorganization provided for the creation of the FPFI Creditor Trust (the
"Creditor Trust") to facilitate implementation of the plan of reorganization, to hold trust assets for the benefit of the beneficiaries, to resolve claims, to make distributions in accordance with the plan of reorganization and to provide various administrative services related to the Creditor Trust and the implementation of the plan of reorganization. Under the plan of reorganization, the Company was to own FPFI but could not transfer its interest in FPFI until the Creditor Trust terminates. However, the Creditor Trust trustee is the sole officer and director of FPFI. The stock was then transferred to a subsidiary trust whereby the subsidiary trust would have the sole power to hold and vote the stock. As a result, the Company has no interest in FPFI or the Creditor
Trust's assets other than its interest in the Intercompany Claim.

     In the plan of reorganization, the Company was able to resolve many of its own creditor claims through the plan of reorganization. In addition, the Company received a general unsecured claim defined in the plan of reorganization (the
"Intercompany Claim") to be in an amount that was not to be less than $50 million. This amount was eventually quantified at $65 million. By being a holder of the Intercompany Claim, the Company became a beneficiary of the Creditor
Trust. Under the plan of reorganization, the Company would only receive distributions as a beneficiary of the Creditor Trust from payments on the
Intercompany Claim based on a previous series of securitized loan pools that had been sold in the marketplace. At that time, the amount and timing of cash flow from residuals were completely unknown. The Company has no operations with respect to, or any control over, the securitized loans.

     To settle other claims asserted against it, the Company assigned portions of the Intercompany Claim to various creditors. Consistent with the plan of reorganization, in settlement of the claims of the holders of the Company's
7.25% Convertible Subordinated Notes due 2003 (the "Bondholders"), the
Bondholders received an instrument representing the right to receive an assignment of 25% of the FPFG Intercompany Claim, permitting the Bondholders to become a direct beneficiary of the Creditor Trust, and an agreement to instruct the Creditor Trust to make two payments to the Bondholders of $1,428,000 based on certain conditions. The Bondholder settlement was consummated in June 2001.
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

RESULTS OF OPERATIONS

     The Company had no operations during 2006 until November 2006. The
Company's activities during 2006 were primarily focused on responding to litigation and trying to preserve liquidity in order to emerge from operational dormancy and to develop new business opportunities. As a result of the Company's minimal operations in 2006 and entry into several entirely new lines of business in 2007, as discussed in detail below, the Company's management has concluded that comparisons of the Company's results of operations for the nine months ended September 30, 2007 to the nine months ended September 30, 2006 and the three months ended September 30, 2007 to the three months ended September 30,
2006 are not helpful to an evaluation and understanding of the Company.
Accordingly, the discussion below focuses on the Company's entry into those new lines of business and the Company's results of operations for the nine months ended September 30, 2007.

     The timing and amounts to be received on the Intercompany Claim are based on the performance of underlying loans in asset backed securitizations, and subject to many uncertainties. The Intercompany Claim began producing cash flow to the Company in 2005 and 2006, but due to the lawsuit styled FirstPlus
Financial Group, Inc., Michael Montgomery, Jack Draper and The FirstPlus
Financial Group Grantor Residual Trust v. George T. Davis and The FPFI Creditor
Trust; Civil Action No. 05-02962; in the 298th District Court of Dallas County,
Texas, the funds were held in the registry of the court. In May 2006, over the objections of George Davis, the court authorized the release of approximately
$10 million to the Grantor Trust.

     During 2006, with a portion of the funds from the Intercompany Claim, the
Company began to explore business opportunities. The Company determined to enter into the Buy-Here Pay-Here automobile sales and finance business, and in
November, 2006 the Company formed Ole Auto Group, Inc. and purchased an automobile receivable portfolio for a purchase price of $520,000. Ole began formal business operations in January 2007. During the quarter ended March 31,
2007, Ole opened 3 auto sales and finance locations. The first location was opened on January 1, 2007 in Fort Worth, Texas. The other two locations were opened in Dallas, Texas during March of 2007.

     During 2007, with a portion of the funds from the FPFG Intercompany Claim, the Company began to explore additional business opportunities. The Company completed a series of acquisitions in July 2007. The first acquisition on July
23, 2007 of Rutgers Investment Group, LLC provided for purchase substantially all of its assets related to its commercial and consumer lending business. This acquisition positioned the Company to operate mortgage companies in New York,
Texas and Pennsylvania. The second acquisition on July 30, 2007 of Globalnet
Enterprises, LLC, and its members: Learned Associates of North America, LLC,
Seven Hills Management, LLC, Diversified Development LLC and Ajax Baron, LLC,
provided for purchase of all of the limited liability company interests of
Globalnet Development Co., LLC , Globalnet Facility Services Co., LLC and
Globalnet Restoration Co., LLC. These acquisitions positioned the Company to operate commercial real estate repair and restoration businesses in
Pennsylvania.

     REVENUES

     Revenues for the nine months ended September 30, 2007 were generated primarily from the auto sales and finance business operations and consisted of gross revenues from auto sales of approximately $7.7 million, interest income of approximately $304,000 and other income of approximately $116,000. In addition, non-operating revenues consisted of release of creditors bankruptcy claim of
$3,450,000, and other net interest income of $343,644.

     Ole sold 720 vehicles during its first, second and third quarters of operations for a gross profit margin of approximately 34.0% on financed sales.
For these sales, Ole collected approximately $1.9 million in cash down payments and recorded approximately $6.1 million in finance receivables. An allowance for uncollectible accounts was provided for against the finance receivables at a rate of 15%, which at September 30, 2007, the recorded allowance was approximately $790,000. The weighted average interest rate on the receivable portfolio is approximately 17% at September 30, 2007.

     GROSS PROFIT (LOSS)

     Gross profit for the nine months ended September 30, 2007, is approximately
32% which is comprised of 34% for Ole's operations and (2%) for the two newly acquired subsidiaries operations.

     OPERATING EXPENSES

     Operating expenses for the nine months ended September 30, 2007, include expenses for the Ole operations as well as for the Company, and consist of a provision for loan losses of approximately $790,000, salaries of approximately
$1,596,000 and commissions of approximately $196,000 related to Ole, facility rents of approximately $363,000, professional fees related to acquisitions and organizational matters of approximately $715,000 and other overhead of approximately $2,677,000. During the nine months ended September 30, 2006, the
Company had no operations other than responding to various litigation actions.
Accordingly, the operating expenses were approximately $2.41 million during the nine months ended September 30, 2006, which consisted primarily of legal and professional fees.

     OTHER INCOME (EXPENSE), NET

     The Company earned approximately $295,000 in non-operating interest income on investments owned during the nine months ended September 30, 2006.

     INVENTORY

     Ole had 31 vehicles in inventory as of September 30, 2007, in the amount of approximately $238,060. This inventory is located at the three sales locations.
The inventory consists of a mix of 45.2% cars, 19.3% trucks, and 35.5% SUVs.

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2007, the Company had approximately $1.9 million in cash and cash equivalents, as compared to approximately $13 million on December
31, 2006.

     During the nine months ended September 30, 2007, the Company's cash position was decreased by approximately $11,000,000. The Company used approximately $6.6 million in cash in its operating activities for the nine months ended September 30, 2007. There was a net loss of $2,630 and depreciation expense of $790,019 that did not involve a use of cash. The Company's accounts receivable increased by approximately $3,790,000 and prepaid professional fees increased by $1,077,000 due to costs incurred with acquisitions and investigation of Creditors Trust transactions. In addition, accrued expenses increased by approximately $1,153,000, the commitments and contingency liability decreased by $3,450,000 and other operating items used approximately $220,000 in cash . The Company used approximately $4.1 million in cash in its investing activities. The Company purchased fixed assets for approximately $760,000 and land for approximately $1,165,000 and acquired two companies for $4,870,000. In addition the Company received $2,708,001 in collections on its bankruptcy estate claim. Finally, the Company used approximately $440,000 in its financing activities comprised of principal repayments on loans and notes payable.

     As of September 30, 2007, no receivables were greater than 60 days past due, however, fifty-three vehicles were repossessed during the quarter then ended.

     The Company believes that its cash and cash equivalents and amounts to be received from the Creditor Trust will be sufficient to cover operating expenses for the next twelve months. The Company does not believe it will have to raise additional funds in the next twelve months, although future growth may require the Company to raise additional funds.

     ENTRY INTO NEW BUSINESSES

     In November 2006, the Company formed Ole in order to enter the "Buy-Here
Pay-Here" auto finance industry and acquired a pool of motor vehicle retail installment sale contracts and security agreements. Initially, the Company intends to open auto dealership operations in the Dallas-Fort Worth area and purchase cars and offer financing to its customers, typically marketing to customers with limited credit history or past credit problems.

     On July 23, 2007, Rutgers entered into a definitive purchase agreement with
Rutgers Investment Group, LLC ("RIG"), and Learned Associates of North America,
LLC, Seven Hills Management, LLC and Peter S. Fox, the members of RIG, to purchase substantially all of RIG's assets related to its commercial and consumer lending business. The transaction was consummated simultaneously. The purchase price consisted of a cash payment of $1,825,000 and 500,000 shares of common stock of the Company, the closing price of which on Friday, July 20, 2007 was $0.18 per share. Rutgers also agreed to assume certain specified liabilities of RIG.

     On July 30, 2007, First Plus Enterprises, Inc. and First Plus Development
Company, both wholly-owned subsidiaries of the Company, entered into a definitive purchase agreement with Globalnet Enterprises, LLC, and its members:
Learned Associates of North America, LLC, Seven Hills Management, LLC,
Diversified Development LLC and Ajax Baron, LLC, to purchase all of the limited liability company interests of Globalnet Development Co., LLC , Globalnet

Facility Services Co., LLC and Globalnet Restoration Co., LLC. The transactions were consummated simultaneously. The purchase price consisted of a cash payment of $4,540,000 ($3,045,000 of which was paid at closing and the balance of which is payable on the second anniversary of closing) and 1,100,000 shares of common stock of the Company, the closing price of which on Friday, July 27, 2007 was
$.17 per share.

     THE CREDITOR TRUST AND GRANTOR TRUST

     Since the bankruptcy proceedings, the Intercompany Claim had been the only substantial asset of the Company and the only source of potential payment for its obligations. The Company has recorded an allowance since any claim would be dependent on the receipt of funds from the bankruptcy estate of the Company's former subsidiaries. The Company has recorded a contingent liability of approximately $3.5 million based on the funds received by the Grantor Trust from the Creditor Trust. There can be no assurance as to the ultimate value of the
Intercompany Claim or the timing of distributions on the Intercompany Claim.

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
the Company.

     The sole source of required distributions from the Grantor Trust to stockholders are distributions from the Creditor Trust to the Grantor Trust. The
Company does not know if and when additional distributions will be made from the
Creditor Trust and is unable to influence the independent trustee's decisions in this regard.

     On October 31, 2007, the Creditors Trust distributed bankruptcy estate proceeds totaling $6,226,422 to the Company and the Grantor Trust representing accumulated Creditor Trust proceeds.

     The proceeds consisted of two components. The first component represented interest payments on the Company's bankruptcy claim of $1,583,034 to the Company and $3,902,348 to the Grantor Trust for a total of $5,485,382 in interest on the bankruptcy claim. The second component represented collections on the Company's bankruptcy claim of $218,290 to the Company and $522,750 to the Grantor Trust
for a total of $741,040 in collections on the bankruptcy claim.

     OFF-BALANCE SHEET ARRANGEMENTS.

     The Company does not have any off-balance-sheet arrangements.

RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE RISK FACTORS DESCRIBED BELOW, TOGETHER WITH
THE OTHER INFORMATION CONTAINED IN THIS AND OUR OTHER PERIODIC FILINGS WITH THE
SECURITIES AND EXCHANGE COMMISSION. PLEASE NOTE THAT THE RISKS AND UNCERTAINTIES
DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. IF ANY OF THE
FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF
OPERATIONS OR PROSPECTS COULD BE MATERIALLY AND ADVERSELY AFFECTED. THIS COULD
CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE AND A LOSS OF ALL OR PART
OF YOUR INVESTMENT.

                   RISKS RELATED TO OUR BUSINESS AND INDUSTRY

WE ARE AN EMERGING COMPANY WITH A NUMBER OF NEWLY ACQUIRED BUSINESSES AND A
HISTORY OF OPERATING LOSSES. IF WE ARE UNABLE TO OVERCOME THE DIFFICULTIES
FREQUENTLY ENCOUNTERED BY EARLY STAGE COMPANIES, OUR BUSINESS COULD BE
MATERIALLY HARMED.

We had for the most part been in a dormant capacity from 1999 to 2006. We decided to enter the Buy-Here Pay-Here automobile market in 2006, and the commercial and consumer lending market and the construction, development and restoration markets in 2007. Accordingly, an investment in our company involves substantial risk associated with an investment in an early-stage entity with a limited operating history that is pursuing a business strategy that is new to existing management and board of directors and has no assurance of success. Our operations are subject to all the risks inherent in the establishment and expansion of a start up business enterprise, including a limited operating history and potential losses and negative cash flow. The likelihood of our success must be considered in light of the problems, difficulties and delays frequently encountered in connection with the establishment and growth of a start up business. There can be no assurance that we will achieve profitability or continue to operate profitably in the future.

WE MAY HAVE DIFFICULTY PURSUING OUR ACQUISITION STRATEGY.

One of our strategies for growth is to acquire businesses or technologies that will complement our existing operations and to otherwise actively pursue new business opportunities through acquisitions. However, we may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue our acquisition strategy or complete acquisitions on satisfactory terms or at all. We may experience significant competition in our effort to execute our acquisition strategy. As a result, we may be unable to continue to make acquisitions or may be forced to complete acquisitions on less favorable terms.

Furthermore, certain risks are inherent in our acquisition strategy, such as the diversion of management's time and attention and difficulties involved in combining disparate company cultures and facilities. Acquisitions may have an adverse effect on our operating results, particularly in quarters immediately following the consummation of such transactions, as we integrate the operations of the acquired businesses. Once integrated, acquisitions may not achieve levels of net sales or profitability comparable to those achieved by their existing operations or otherwise perform as expected.

OUR FAILURE TO INTEGRATE ACQUIRED COMPANIES AND MANAGE GROWTH EFFECTIVELY MAY
LEAD TO LOSSES.

We have grown significantly through recent acquisitions. We may not be able to integrate or manage businesses that we have acquired or may acquire. Any difficulty in successfully integrating or managing the operations of acquired businesses could have a material adverse effect on our business, financial condition, results of operations or liquidity, and could lead to a failure to realize any anticipated synergies.

There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. We may be required to attract, train, motivate and manage new employees to develop operational, management and information systems and controls. Also, our management team will be required to dedicate substantial time and effort to the integration of past and future acquisitions. These efforts could divert management's focus and resources from other strategic opportunities and operational matters. If we cannot manage our growth effectively, our business may be materially adversely affected.

WE MAY NEED TO RAISE ADDITIONAL FUNDS TO PURSUE OUR ACQUISITION STRATEGY OR
CONTINUE OUR OPERATIONS.

Our acquisition strategy may include buying an existing company, merging with a growing concern, entering into a joint venture, engaging in a roll up transaction or pursuing a new line of business. Such a strategy requires substantial capital investment not only for the acquisition of additional companies, but also for the effective integration, operation and expansion of these businesses.

Financing may be necessary for the expansion of our existing operations. Our future capital requirements will depend on a number of factors, including our ability to grow our revenues and manage our businesses. Our revenue growth may depend upon the success of our acquisition strategy and our ability to raise additional capital, possibly through incurring long-term or short-term indebtedness or issuing equity securities in private or public transactions.

We have limited access to the capital markets. The capital markets have been unpredictable in the past, especially for companies with limited operating histories such as ours. In addition, the amount of capital that we may be able to raise will often depend on variables beyond our control, such as the share price of our stock and its trading volume. As a result, efforts to secure financing on terms attractive to us may not be successful, and we may not be able to secure additional financing on any terms. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business may be materially adversely affected.

IF WE RAISE ADDITIONAL FUNDS THROUGH THE ISSUANCE OF EQUITY OR CONVERTIBLE DEBT
SECURITIES, THE OWNERSHIP OF CURRENT STOCKHOLDERS MAY BE DILUTED.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by existing stockholders may be reduced and those stockholders may experience significant dilution in net book value per share. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.
Furthermore, any additional equity financing may be dilutive to stockholders,

and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters. If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our services and products, take advantage of future opportunities or respond to competitive pressures, any of which eventualities could have a material adverse effect on our business.

OUR FAILURE TO ATTRACT AND RETAIN KEY PERSONNEL COULD HARM OUR BUSINESS.

Our future success depends to a significant extent on the continued services of our senior personnel, particularly John Maxwell, our Chief Executive Officer and
Chairman of our Board, Robert O'Neal, our President and Chief Operating Officer,
and William Handley, our Chief Financial Officer. Our key personnel have managerial, financial and operational expertise as well as experience and skills specific to the specialized industries in which we operate. There are a limited number of individuals with such experience and skills.

While we have employment agreements with Messrs. Maxwell, O'Neal and Handley, we cannot guarantee that we will be successful in retaining key personnel.
Departures and additions of key personnel may be disruptive to and detrimentally affect our business.

THERE MAY BE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS AND
MARGINS.

Certain of our subsidiaries may experience significant fluctuations in their quarterly operating results and margins. Ole may experience seasonality as a consequence of decreased demand for automobiles during summer and year-end vacation and holiday periods. The revenues of FirstPlus Restoration Co., LLC may vary significantly depending on the occurrence of events creating the need for restoration services.

Due to these and other factors, our operating results in any given quarter may fall below expectations. Furthermore, our planned growth strategy may subject our operating results to substantial variables and changes each quarter.
Accordingly, given the possibility of these fluctuations, quarterly comparisons of the results of operations during any fiscal year are not necessarily meaningful and results for any one fiscal quarter should not be relied upon as an indication of future performance.

THE BUSINESS OF FIRSTPLUS RESTORATION CO., LLC DEPENDS TO A LARGE EXTENT ON ITS
RELATIONSHIPS WITH INSURERS AND INSURANCE ADJUSTORS, WHICH RELATIONSHIPS MAY
DETERIORATE.

The business of FirstPlus Restoration Co., LLC depends to a large extent on its relationships with insurers and insurance adjustors for client referrals.
Relationships with those insurers and insurance adjustors may deteriorate, which may have a material adverse effect on our business.

THE BUSINESS OF FIRSTPLUS FACILITY SERVICES CO., LLC DEPENDS ON SHORT-TERM
CONTRACTS THAT MAY NOT BE RENEWED.

Contracts for the services of FirstPlus Facility Services Co., LLC tend to be short-term in nature, many lasting for a period of no longer than one year. Upon the expiration of such contracts, clients are not obligated to continue using its services. If a significant number of clients do not continue to use its services and a sufficient number of new client relationships are not established, our business may experience a material adverse effect.

                        RISKS RELATED TO OUR COMMON STOCK

THERE IS NO ESTABLISHED MARKET FOR OUR COMMON STOCK.

Currently, our common stock is quoted on the over-the-counter "Pink Sheets."
There is no established market for our common stock and no assurance can be made that an active trading market will develop. There can be no assurance as to the degree of price volatility in any market for our common stock that does develop.
These factors may reduce the number of potential investors and thereby the potential market for our common stock, making it more difficult to sell.

OUR COMMON STOCK IS CONSIDERED A "PENNY STOCK," AND THEREFORE MAY BE SUBJECT TO
ADDITIONAL SALE AND TRADING REGULATIONS THAT MAY MAKE IT MORE DIFFICULT TO SELL.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and is therefore a
"penny stock" according to SEC rules. Subject to certain exceptions, this designation requires any broker or dealer selling these securities to disclose specified information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

THE MARKET PRICE AND TRADING VOLUME OF OUR COMMON STOCK MAY BE VOLATILE.

Our common stock may not be traded actively. An illiquid market for shares of our common stock may result in lower trading prices and increased volatility, which could negatively affect the value of your investment. If an active trading market does develop, it may not last.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

o  quarterly variations in operating results;

o  changes in financial estimates by securities analysts;

o  changes in market valuations of other similar companies;

o  announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;

o  additions or departures of key personnel;

o  future sales of common stock;

o  any deviations in net sales or in losses from levels expected by securities analysts;

o  depth and liquidity of the market for our common stock;

o  speculation in the press or investment community; and

o  general market and economic conditions.

In addition, the stock market has recently experienced extreme volatility that has often been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

OUR ARTICLES OF INCORPORATION AND BY-LAWS, AS WELL AS PROVISIONS OF NEVADA LAW,
COULD PREVENT OR DELAY A CHANGE OF CONTROL OF OUR COMPANY AND COULD LIMIT THE
MARKET PRICE OF OUR COMMON STOCK.

Provisions of our articles of incorporation and by-laws could prevent or delay a change of control of our company, even if such a change in control would be beneficial to our stockholders. Such provisions may discourage takeover attempts and limit stockholders' ability to approve a transaction that stockholders may think is in their best interests. Such provisions include the following:

o  limitations on the ability of our stockholders to call special meetings of our stockholders;

o  procedural requirements that must be followed before nominations can be made for election to our Board, and matters can be proposed by stockholders for consideration at meetings of our stockholders;

o  our Board's ability to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion and rights to dividends and proceeds in a liquidation, that may be senior to our common stock;

o  the existence of rights to purchase our Series C Junior Participating
   Preferred Stock (such rights expiring on May 20, 2008, unless advanced or extended or otherwise redeemed or exchanged by us), which rights may only be exercised upon the acquisition of or manifestation of intent to acquire beneficial ownership of 15% or more of the outstanding shares of our common stock, the holders of which Series C Junior Participating Preferred Stock would become entitled to such amount of dividend payments, voting power and liquidation preference that may discourage acquisition proposals or delay or prevent a change in control; and

o  Nevada's business combinations statutes, which prohibit business combinations with any "interested stockholder" (defined as a beneficial owner of 10% or more of the voting power of the outstanding shares of a corporation) for a three-year period following the time such stockholder became an interested stockholder, which moratorium can be lifted only by advance approval by our
   Board, and which, following the three year period, only allow such combinations if (a) they are approved by the Board, the disinterested stockholders or a majority of the outstanding voting power not beneficially owned by the interested party, or (b) the interested stockholders satisfy certain fair value requirements.

The provisions of our articles of incorporation and by-laws, as well as Nevada law, are intended to encourage potential acquirers to negotiate with us and allow our Board the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control.

WE MAY NOT PAY DIVIDENDS OR MAKE DISTRIBUTIONS ON OUR COMMON STOCK, INCLUDING
FROM THE FIRSTPLUS FINANCIAL GROUP, INC. GRANTOR RESIDUAL TRUST.

The payment of dividends on our common stock is subject to the discretion of our
Board, which has not paid dividends in the recent past.

We are seeking judicial guidance regarding our rights regarding the FirstPlus
Financial Group, Inc. Grantor Residual Trust. On October 15, 2007, we filed an original petition for declaratory relief against Robert D. Davis, George T.
Davis, Terrance Allan, John Hughey, Rolland Keller, and John Does 1-100 in the
District Court of Cameron County, Texas, 357th Judicial District. In that complaint, we seek a declaration as to the respective rights of the parties regarding the Grantor Trust, including, that as sole settlor and sole beneficiary, we have the right to dissolve the Grantor Trust. On October 29,
2007, the court granted a temporary injunction against the defendants. Such temporary injunction restrains and enjoins the defendants from filing any other suit in any forum seeking a declaration or determination of any issues currently pending in the court or in the case commenced by the abovementioned complaint involving our company and from filing or prosecuting any cause of action that involves the Grantor Trust or issues ancillary to the Grantor Trust or the interpretation thereof with respect to issues of payment to or from the Grantor
Trust.

ITEM 3A(T). CONTROLS AND PROCEDURES

     The Company's management, with the participation of its Principal Executive
Officer and Principal Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e)
and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as
of the end of the period covered by this report. Based on such evaluation, the
Company's Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company's financial reporting and disclosure controls and procedures, in addition to inadequately designed controls over financial reporting, were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the
Exchange Act.

     Because the Company had been in a dormant capacity for the past several years and only recently began operations, adequate staffing of personnel in the accounting and financial reporting functions has not yet been attained. The
Company's shortage of personnel and inadequate segregation of duties contributes to the lack of effective controls over financial reporting.

     Management is in the process of implementing steps to remediate the issues identified, including:

o  the hiring of experienced risk management and accounting and financial reporting consultants to assist the accounting and finance staff of the
   Company with ongoing financial reporting obligations and the improvement of its internal controls over financial reporting;
o  the implementation of standardized processes and procedures, including the centralization of the accounts payable and accounts receivable processes; and
o  an increase in the number of accounting and financial reporting personnel at the Company.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On October 12, 2007, the Company filed an original complaint for injunctive and declaratory relief (the "Federal Complaint") against Robert D. Davis, John
Hughey, Rolland Keller, George T. Davis, Terrance Allan and John Does 1-20 (the
"Federal Defendants") in the United States District Court for the Southern
District of Texas. In the Federal Complaint, the Company alleges that Mr. Robert
Davis and certain other Federal Defendants (i) have failed to make disclosures required by rules and regulations of the Securities and Exchange Commission despite controlling in excess of 5% of the Company's Common Stock, and (ii) have engaged in an unlawful proxy solicitation to influence the outcome of the voting at the Company's 2007 annual meeting of stockholders held on October 17, 2007.
The Company seeks injunctive relief against the Federal Defendants for violations of Sections 13(d) and 14(a) of the Securities Exchange Act of 1934,
as amended (the "Exchange Act"), and the rules and regulations promulgated thereunder, and relief in the form of a declaration that the Federal Defendants are a "group" for the purposes of Section 13(d) of the Exchange Act and that as such, are required to comply with applicable statutory and regulatory requirements.

     On October 15, 2007, the Company filed an original petition for declaratory relief (the "State Complaint") against Robert D. Davis, George T. Davis,
Terrance Allan, John Hughey, Rolland Keller, and John Does 1-100 (the "State
Defendants") in the District Court of Cameron County, Texas, 357th Judicial
District (the "State Court"). In the State Complaint, the Company seeks a declaration as to the respective rights of the parties regarding the FirstPlus
Financial Group, Inc. Grantor Residual Trust (the "Grantor Trust"), including, that as sole settlor and sole beneficiary, the Company has the right to dissolve the Grantor Trust. The Company also seeks damages in an unspecified amount, attorneys' fees and costs. On October 29, 2007, the State Court granted a temporary injunction against the State Defendants (the "Temporary Injunction").
The Temporary Injunction restrains and enjoins the State Defendants from filing any other suit in any forum seeking a declaration or determination of any issues currently pending in the State Court or in the case commenced by the State
Complaint involving the Company and from filing or prosecuting any cause of action that involves the Grantor Trust or issues ancillary to the Grantor Trust or the interpretation thereof with respect to issues of payment to or from the
Grantor Trust.

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

                                       FIRSTPLUS Financial Group, Inc.

Dated: November 14, 2007               By: /s/ John Maxwell
                                           -------------------------------------
                                           John Maxwell
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Dated: November 14, 2007               By: /s/ William Handley
                                           -------------------------------------
                                           William Handley
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

EXHIBIT INDEX

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

