Form 10KSB
period 2007-12-31
FIRSTPLUS FINANCIAL GROUP INC
filed 2008-03-31
CIK 1000368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                            to
Commission file number 001-13753
FirstPlus Financial Group, Inc.

(Name of Small Business Issuer in Its Charter)

Nevada	75-2561085

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

122 W. John Carpenter Freeway, Suite 450 Irving, Texas	75039

(Address of Principal Executive Offices)	(Zip Code)
(972) 717 -7969

(Issuer’s Telephone Number)
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.01 per share

(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No
Issuer’s revenues for its most recent fiscal year: $18,508,592.00
Aggregate market value of the voting common stock held by non-affiliates based on the weighted average bid and asked price of such common stock on 03/31, 2008: $0.15
As of 03/31, 2008, there were 49,245,090 shares of the issuer’s common equity outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I
Introductory Note
Forward Looking Statements
     References in this Annual Report on Form 10-K to “us”, “we”, “our” and the “Company” refer to FirstPlus Financial Group, Inc. and its subsidiaries, where applicable. This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the “safe harbor” provisions under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking terminology includes the words “may,” “expects,” “believes,” “anticipates,” “intends,” “projects” or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based upon the Company’s current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in its expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.
     This Annual Report on Form 10-KSB contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis, Plan of Operations and or “Description of Business,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.
Item 1. Description of Business.
Business Operations
     The Company is a diversified company that provides commercial loan, auto loan, consumer lending, real estate holding, residential and commercial restoration, facility (janitorial) care, and construction management services. The Company recently completed a series of acquisitions designed to provide significant growth potential and create value for the Company’s shareholders and employees.
     The Company has three direct subsidiaries, Rutgers Investment Group, Inc. (“Rutgers Investment”), FirstPlus Enterprises, Inc. (“FirstPlus Enterprises”) and FirstPlus Development Company (“FirstPlus Development”). FirstPlus Enterprises in turn has four of its own direct subsidiaries, Olé Auto Group, Inc. (“Ole Auto Group”), FirstPlus Restoration Co., LLC (“FirstPlus Restoration”), FirstPlus Facility Services Co., LLC (“FirstPlus Facility”), and Velia Charters, Inc. (“Velia Charters”). FirstPlus Restoration and FirstPlus Facility jointly own FirstPlus Restoration & Facility Services Company (“FirstPlus R&F”). FirstPlus Development has its own direct subsidiary, FirstPlus Acquisitions-1, Inc. (“FirstPlus Acquisitions”). The operational aspects of the material subsidiaries are set forth below.

FIRSTPLUS
FINANCIAL GROUP, INC.
Rutgers Investment Group, Inc.
FIRSTPLUS DEVELOPMENT
EXCELLENCE IN MODERN DEVELOPMENT INDUSTRY
FIRSTPLUS
ENTERPRISES
FIRSTPLUS
ACQUISITIONS
INC
Olé
Auto
FIRSTPLUS
RESTORATION, LLC
FIRSTPLUS
CHARTER
Velia
Inc.
FIRSTPLUS
Restoration & Facility Services, LLC
(Master Franchisor)

FIRSTPLUS FINANCIAL GROUP, INC. Rutgers Investment Group, Inc. A WHOLLY OWNED SUBSIDIARY OF FIRST PLUS FINANCIAL GROUP, INC. FIRSTPLUS DEVELOPMENT EXCELLENCE IN MODERN DEVELOPMENT INDUSTRY A WHOLLY OWNED SUBSIDIARY OF FIRSTPLUS FINANCIAL GROUP, INC. FIRSTPLUS ENTERPRISES A WHOLLY OWNED SUBSIDIARY OF FIRSTPLUS FINANCIAL GROUP, INC. FIRSTPLUS ACQUISITIONS 1 INC A WHOLLY OWNED SUBSIDIARY OF FIRSTPLUS DEVELOPMENT, INC. FIRSTPLUS FINANCIAL GROUP, INC. OLE Auto A FIRSTPLUS FINANCIAL GROUP COMPANY. A WHOLLY OWNED SUBSIDIARY OF FIRSTPLUS ENTERPRISES. FIRSTPLUS RESTORATION, LLC FIRSTPLUS FACILITY SERVICES, LLC FIRST CLASS SERVICE A WHOLLY OWNED SUBSIDIARY OF FIRSTPLUS ENTERPRISES. A FIRSTPLUS FINANCIAL GROUP COMPANY. CHARTERS VELIA Inc. 1ST FIRSTPLUS RESTORATION & FACILITY SERVICES Restoration & Facility Services, LLC (Master Franchisor)
     Rutgers Investment
     Rutgers Investment operates chiefly in the commercial and residential loan sector by providing financial advisory services and capital for small and middle market companies, i.e., those with annual sales over $500,000. In this regard, Rutgers offers various business funding programs with lines of credit between $50,000 and $25 million. These programs include loans (term, bridge, real estate, line of credit), financing (equipment, machinery, purchase order, accounts receivable), sale-leasebacks of existing machinery, new leases, mergers and leveraged buyouts. In marketing these financial solutions, Rutgers Investment focuses on businesses that are less attractive to conventional banking institutions, as well as those in the medical and construction industries. Rutgers Investment accepts a variety of collateral as consideration, including commercial accounts receivable, machinery and equipment, inventory, real estate, and liquid securities. Once Rutgers Investment receives a completed client financial package, it generally can process loan approval within seven to 14 business days. In addition, Rutgers Investment offers through its brokerage business residential loans for first mortgages, second mortgages and credit lines and provides some brokerage services for consumer loans. Rutgers Investment has offices in Texas and Pennsylvania (having recently closed its Staten Island, NY office as of 2-1-2008) and is in the process of becoming licensed to do business in a number of geographically dispersed states. Additionally, Rutgers Investment has hired Herb Thomas Law for the purpose of procuring mortgage banker licensing. Rutgers Investment is in the process of becoming a licensed mortgage banker in 48 states.
     The firm’s target market strategy has typically been focused on the borrower with a credit score on the lower end of the credit score spectrum seeking to refinance for improved terms and debt consolidation. We then utilize our technologies and experience to get that borrower approved on a FNMA (“Fannie Mae”), FHLMC (“Freddie Mac”) or FHA programs for which they might not know they qualify. The result is a higher yielding loan.
     Rutgers Investment’s offices have a focus on business development and commercial lending. Rutgers Investment also specializes in construction loans, residential first and second mortgages, as well as business lines of credit
     Rutgers Investment and HomeLoanAdvisors.com (“HLA”) entered into an oursourced mortgage processing snd fulfillment services agreement effective December 31, 2007. The relationship was severed as of March 14, 2008, when notice of termination was issued to HLA.
     On December 31, 2007, Rutgers Investment (the “Pledgor”) entered into a Collateral Pledge Agreement with FirstPlus Financial Group, Inc. (the “Secured Party”). In consideration of the issuance of ten million (10,000,000) common shares of FirstPlus capital stock, Rutgers Investment as borrower has agreed to pay FirstPlus as lender the principal sum of $1 million as well as interest on the principal, payable on demand at any time after the first anniversary date of the subordinated debenture (i.e., the” Note”).
     FirstPlus Enterprises
     FirstPlus Enterprises seeks to acquire established companies as well as newer, developing companies, or financially distressed companies in need of resources and direction to realize their business goals in the following industries: waste management, direct mail wholesale, retail healthcare products, residential and commercial cleaning, residential and commercial construction, commercial printing, transportation and manufacturing, in the United States as well as internationally. Our personnel and outside consultants are skilled in the areas of operations and finance, disciplines vital to the success of these acquisitions.
     In the third quarter of 2007, FirstPlus Enterprises completed multiple acquisitions. The acquisition of Globalnet Enterprises and its wholly owned subsidiaries , Globalnet Restoration, Facility Services, and Development produced two of Enterprises’ current holdings. Further, it produced the addition of FirstPlus Restoration & Facility, a wholly owned subsidiary of FirstPlus Restoration and FirstPlus Facility Services to the list of FirstPlus Enterprises holdings. Additionally, FirstPlus Enterprises took control of the Olé Auto Group and added the automobile seller to its holding portfolio.
     Olé Auto Group
     Olé Auto Group, a wholly owned subsidiary of FirstPlus Enterprises, is active in the Buy Here-Pay Here segment of the used automobile market, which accommodates customers with limited or damaged credit histories. In some cases, Olé Auto Group directly finances the sales of used automobiles and, due to the sub-prime status of its borrowers, is able to charge above-market interest rates. As of year-end, Olé Auto Group had three used car dealerships in Texas. In the fourth quarter of 2007, Olé Auto Group acquired a reconditioning center to detail, inspect, and restore automobiles purchased at auction and to support Olé Auto Group’s existing dealerships.
     Ole Auto Group’s corporate headquarters is located in Irving, Texas.

     FirstPlus Restoration
     FirstPlus Restoration, a wholly owned subsidiary of FirstPlus Enterprises, is a restoration company providing nationwide first class customer service to residential, commercial and industrial property owners who have sustained a hardship related to a fire, water, smoke, mold or wind damage occurrence.
     FirstPlus Restoration’s use of state of the art radio tracking equipment provides First Plus Restoration the ability to monitor and track all emergency calls 24 hours a day, seven days a week. FirstPlus Restoration uses several technologies in its restoration services. Infrared camera technology detects water leakage as well as post- flood and fire damage; infrared thermographic inspection provides a non-invasive means of monitoring and diagnosing building conditions; and Cold Jet dry ice blasting technology allows for non-abrasive surface cleaning.
     Once on scene, one of many emergency service technicians are able to conduct a variety of emergency services including but not limited to: board up service, structural drying, debris removal, water extraction, sewage clean-up, mold remediation, smoke & odor removal and contents pack out and inventory. FirstPlus Restoration’s strength is contributed to by two major elements: (1) first on scene and (2) performing quickly and efficiently while maintaining a peace of mind for the property owner; hence our slogan “Restoring Properties. Restoring Lives.”
     FirstPlus Restoration also utilizes a training facility for its employees and contractors consisting of a technologically advanced classroom , as well as simulated job-site locations for on the job training.
     Before restoration and prior to removing damaged interior materials, FirstPlus Restoration contracts with insurance companies. The business of FirstPlus Restoration depends to a large extent on its relationship with insurance carriers and insurance adjusters. In addition, through its toll-free telephone number, FirstPlus Restoration provides customer service 24 hours a day, seven days a week. FirstPlus Restoration services customers in Maryland, Delaware, New Jersey, Pennsylvania, Florida, and New York.
     On December 31, 2007, FirstPlus Restoration acquired the assets of American Insurance Restoration.
     FirstPlus Facility
     FirstPlus Facility, a wholly owned subsidiary of FirstPlus Enterprises, is a national facility care provider (janitorial) for industrial, commercial and residential facilities that occupy both interior and exterior environments. Restorative services include general cleaning (from heavy-duty to detail cleaning), floor care, construction clean-up, transitional store cleaning, commercial kitchen cleaning and light bulb replacement. Specific to residential properties, FirstPlus Facility provides post-residential clean-up and move-in/move-out cleaning services. FirstPlus Facility also provides clean-up services required because of fire, flood or national disaster. Similar to FirstPlus Restoration, FirstPlus Facility offers 24 hour a day, seven day a week customer service through its toll-free telephone number. FirstPlus Facility directly services customers in Maryland, Delaware, New Jersey, Pennsylvania and New York. In addition, FirstPlus Facility has a contract management program that allows for the servicing of national contracts through the use of various sub-contractors that are used to perform services. The use of subcontractors enables FirstPlus Facility to expand its area of service to a larger geographical region and provides a larger labor pool to draw from. The subcontractors are monitored by our operations manager, and carry their own insurance, based on our requirements.
     The largest part of FirstPlus Facility’s income is based on re-occurring monthly contracts for a minimum of one year per contract. Some income is derived from “one-time cleaning,” i.e., construction clean-ups.

     FirstPlus Restoration & Facility (FirstPlus R&F)
     FirstPlus R&F, a wholly owned subsidiary of FirstPlus Restoration and FirstPlus Facility, is planned to be a franchisor providing the right to own and operate a single business that provides emergency restoration and commercial cleaning services, as well as janitorial and building maintenance services.
     It is anticipated that franchises will start to be sold during 2008. Buying a franchise enables the franchisee to offer and provide emergency restoration and cleaning services related to fire damage, water damage and mold contamination, as well as janitorial and building maintenance services under certain proprietary marks.
     In order to train potential franchisees, FirstPlus R&F has built a world-class training facility consisting of a learning center, as well as simulated job-site locations for on the job styles of training. This same facility is also utilized by FirstPlus Restoration and FirstPlus Facility for training purposes. This facility is currently under review to obtain a Institute of Inspection, Cleaning and Restoration and Certification (IICRC) approved school status. FirstPlus R&F will have the ability to train franchisees on operating procedures as well as offer them certifications in industry related courses and offer continuing education. The facility also contains a one thousand square foot home that can be saturated with 1500-2000 gallons of water for instruction on how to use the most up to date technology to dry the entire structure without having to remove any building material. This type of facility is one of six located in the United States and one of nine in the world and will put us in the forefront of what we can offer to franchisees relative to training.
     FirstPlus Development
     FirstPlus Development is a first tier wholly owned subsidiary of FirstPlus Financial Group serving as a general contractor and construction manager, with its principal office in Philadelphia, Pennsylvania. Additionally, FirstPlus Development is licensed to do business in New York, New Jersey, Delaware, Texas, Florida, Maryland, and Louisiana.
     FirstPlus Development utilizes a state of the art estimating system, approved by most national insurance carriers, that permits us to bid on additional projects for a variety of industries, that otherwise may not have been available to us.
     FirstPlus Development’s current operation has expanded from moderate size alterations and single family homes to large scale alterations and design build residential, commercial and industrial projects for private developers and municipalities. Our new headquarters (designed and built in house) is a state of the art facility that has created an atmosphere resulting in maximum efficiency, as well enhanced project quality control.
     To date, FirstPlus Development has completed a number of residential and commercial projects, including a design-build renovation and expansion in Bethany Beach, Delaware, new modular homes in Dover and Elsmere, Delaware and a renovation to a National Landmark Theatre in Philadelphia. We are currently working on four Assisted Living Facilities, for a National Chain, located in New Jersey.
     FirstPlus Acquisitions-1, Inc.
     FirstPlus Acquisitions-1 is chiefly a real estate holding company and property management firm; the firm acquires real estate for leasing and investment purposes as well as for use by FirstPlus subsidiaries. FirstPlusAcquisitions provides the FirstPlus Group and, more specifically, FirstPlus Development with the ability to acquire real estate and protect it from the trades associated with major construction. The company serves to reduce the liability of the other subsidiaries by limiting the exposure associated with the owning of real estate to this particular entity. FirstPlus Acquisitions currently holds properties used for the benefit of Ole Auto Group.
     The Premier Group, LLC
     The Premier Group, LLC, a Florida limited liability company (the “Company”) formed in 2007, was established in order to satisfy a vital service in a $32 billion industry — that is, insurance adjusting. The Company was built on the acquisition of AGPA Adjusters, Inc., in business since 1995. The Premier Group operates in an industry which has undergone major growth in recent years due largely to national tragedies such as Hurricane

Katrina. Projections of active hurricane seasons covering the next ten years reveal the ever-increasing need for qualified public adjusters.
     A typical Premier Group client is one which has undergone damage to a residential or commercial property and must process a claim with their insurance underwriter. Highly experienced in the business and sensitive to client needs, The Premier Group insures that its clients receive the necessary attention to handle claims quickly while receiving the maximum amount of the settlement. The Premier Group’s objective is to inform the public of their services and ensure that each settlement is processed accurately and fairly.
     Since its inception in 2007, The Premier Group, LLC has become licensed, bonded and fully operational in South Florida as well as Pennsylvania. The Company plans to expand services in the near future to include Central and Northern Florida by November 2008; licensing has been also initiated in order to expand the Company’s services to New Jersey, Delaware, New York, and Maryland.
Principal Customers
     The Company’s subsidiaries have a variety of customers and do not rely on any single “model” customer.
Growth Strategy
     One of the Company’s strategies for growth is to acquire businesses or technologies, and/or financially distressed companies that complement or enhance our existing operations and otherwise provide significant growth potential and create value for the Company’s shareholders and employees.
     In November 2006, the Company formed the Olé Auto Group in order to enter the “Buy-Here Pay-Here” auto finance industry and acquired a pool of motor vehicle retail installment sale contracts and security agreements. Initially, Olé Auto Group opened used auto dealership operations in the Dallas-Fort Worth area and purchased cars and offered financing to its customers, typically marketing to customers with limited credit history or past credit problems.
     In July 2007, Rutgers Investment entered into a definitive purchase agreement with Rutgers Investment Investment Group, LLC (“RIG”), and Learned Associates of North America, LLC, Seven Hills Management, LLC and Peter S. Fox, the members of RIG, to purchase substantially all of RIG’s assets related to its commercial and consumer lending business. The transactions were consummated simultaneously. The purchase price consisted of a cash payment of $1,825,000 and 500,000 shares of common stock of the Company, the closing price of which on Friday, July 20, 2007 was $0.18 per share. Rutgers Investment also agreed to assume certain specified liabilities of RIG.
     In July 2007, First Plus Enterprises, Inc. and First Plus Development Company, both wholly-owned subsidiaries of the Company, entered into a definitive purchase agreement with Globalnet Enterprises, LLC, and its members: Learned Associates of North America, LLC, Seven Hills Management, LLC, Diversified Development LLC and Ajax Baron, LLC, to purchase all of the limited liability company interests of Globalnet Development Co., LLC , Globalnet Facility Services Co., LLC and Globalnet Restoration Co., LLC. The transactions were consummated simultaneously. The purchase price consisted of a cash payment of $4,540,000 ($3,045,000 of which was paid at closing and the balance of which is payable on the second anniversary of closing) and 1,100,000 shares of common stock of the Company, the closing price of which on Friday, July 27, 2007 was $0.17 per share.
Business History
     The Company was incorporated in 1994 in the State of Nevada and was a diversified consumer finance company that originated, serviced, and sold consumer finance receivables. The Company operated through various subsidiaries until 1998 when macroeconomic factors adversely affected financial markets and largely destroyed the industry’s access to the capital markets. Without access to working capital, the Company’s ability to provide consumer-based products evaporated and, like virtually all its competitors, it saw its business liquidated to satisfy obligations. The Company’s principal operating subsidiary, FIRSTPLUS Financial, Inc. (“FPFI”), engaged in the business of originating, purchasing, marketing and servicing home equity loans. Prior to the collapse of the financial markets, its primary loan product was a credit consolidation or home improvement loan, which was generally secured by a second lien on real property (commonly referred to as a “high loan to value” or “HLTV” loan). In March 1999, two wholly-owned subsidiaries then owned by the Company, including FPFI, filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Neither the Company, nor any of its other subsidiaries, sought bankruptcy protection.

     FPFI’s plan of reorganization was confirmed on April 7, 2000 by the United States Bankruptcy Court, Northern District of Texas, Dallas Division. The plan of reorganization provided for the creation of the FPFI Creditor Trust (the “Creditor Trust”) to facilitate implementation of the plan of reorganization, to hold trust assets for the benefit of the beneficiaries, to resolve claims, to make distributions in accordance with the plan of reorganization and to provide various administrative services related to the Creditor Trust and the implementation of the plan of reorganization. Under the plan of reorganization, the Company was to own FPFI but could not transfer its interest in FPFI until the Creditor Trust terminates. The Company has no interest in FPFI or the Creditor Trust’s assets other than its interest in the Intercompany Claim.
     In the plan of reorganization, the Company was able to resolve many of its own creditor claims through the plan of reorganization. In addition, the Company received a general unsecured claim defined in the plan of reorganization (the “Intercompany Claim”) to be in an amount that was not to be less than $50 million. This amount was eventually quantified at $65 million. By being a holder of the Intercompany Claim, the Company became a beneficiary of the Creditor Trust. Under the plan of reorganization, the Company would only receive distributions as a beneficiary of the Creditor Trust from payments on the Intercompany Claim based on a previous series of securitized loan pools that had been sold in the marketplace. At that time, the amount and timing of cash flow from residuals were completely unknown. The Company has no operations with respect to, or any control over, the securitized loans.
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
Seasonality
     Olé Auto Group may experience seasonality as a consequence of decreased demand for automobiles during summer and year-end vacation and holiday periods. The business of FirstPlus Restoration may vary significantly depending on the occurrence of events creating the need for restoration services. FirstPlus Development’s level of business may vary substantially depending on weather conditions. Seasonal variations do not normally have a material adverse effect on the Company’s other subsidiaries.

Competition
     Rutgers Investment
     Rutgers Investment encounters intense competition from other entities having similar business objectives. Many of these entities are well established and have extensive experience identifying and effecting business opportunities directly or through affiliates. Many of these competitors possess greater technical, human and other resources than Rutgers Investment and its financial resources will be relatively limited when contrasted with those of many of these competitors. While Rutgers Investment believes there are numerous potential business opportunities or transactions, it will be limited by its financial resources. This inherent competitive limitation gives others an advantage in pursuing these business opportunities or transactions.
     Any of these factors may place Rutgers Investment at a competitive disadvantage in successfully pursuing a business opportunity or transaction.
     FirstPlus Enterprises
     FirstPlus Enterprises encounters competition through its subsidiaries’ lines of businesses, namely: Olé Auto Group, FirstPlus Restoration and FirstPlus Facility.
     Olé Auto Group
     The used automotive retailing industry is highly competitive. Olé Auto Group competes with other Buy-Here Pay-Here dealers, the used vehicle retail operations of franchised automobile dealerships, independent used vehicle dealers, internet-based sales organizations and individuals who sell used vehicles in private transactions. Olé Auto Group competes for both the purchase and resale of used vehicles. Many of these competitors have substantially greater financial resources and lower costs of funds than the Olé Auto Group. As a result of these conditions, the sub-prime consumer automotive finance market is highly fragmented, and primarily serviced by smaller finance organizations that solicit business when and as their capital resources permit.
     Olé Auto Group believes the principal competitive factors in the sale of its used vehicles include (1) the availability of financing to consumers with limited credit histories or past credit problems; (2) the breadth and quality of vehicle selection; (3) pricing; (4) the convenience of a dealership’s location; (5) the option to purchase a service contract; and (6) customer service.
     FirstPlus Restoration
     The restoration industry is highly competitive and FirstPlus Restoration competes with larger, branded restoration firms that have brand recognition and visibility. Additional competition is encountered from smaller regional restoration firms with the ability to charge lower prices due to lower overhead expenses.
     FirstPlus Facility
     The facility care (janitorial) industry is highly competitive. FirstPlus Facility encounters competition from smaller companies with lower overhead expenses who provide janitorial services at less expense to the customer. FirstPlus Facility also encounters competition from well established local, regional, and nationally branded companies that have a long history with their clients and large advertising budgets. These regional and national companies, cover a larger geographic area, and are able to expand their business along with their clients’ expansion, and as well, perform in multi-site facilities across a larger area.
     FirstPlus Development
     The construction industry is highly competitive and most work is obtained through the competitive bidding process. Due to FirstPlus Development’s lower overhead expenses, it normally is among the lower tier of bidders on any particular project.
Intellectual Property
     The Company and each of its subsidiaries (other than the Olé Auto Group) utilizes the “First Plus” trademark, trade name and logo and each subsidiary utilizes similar type intellectual property rights. The

Company takes care to protect its intellectual property and believes the loss of any of these brands, logos and names would be material to the Company.
Regulation and Licensing
     Rutgers Investment’s operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. These rules and regulations generally provide for licensing as a commercial or consumer lender, limitations on the amount, duration and charges, including interest rates, for various categories of loans, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors’ rights. Rutgers Investment is also subject to extensive federal regulations that require it to provide certain disclosures to prospective borrowers, protect against discriminatory lending practices and unfair credit practices and that prohibit it from discriminating against credit applicants on the basis of race, color, sex, age or marital status. Rutgers Investment is also required to maintain the privacy of certain consumer data in its possession and to periodically communicate with consumers on privacy matters.
     The Company, Rutgers Investment and the Company’s other subsidiaries have the necessary licenses to operate their businesses. The Company believes it and its subsidiaries are in compliance in all material respects with all applicable federal, state and local laws, ordinances and regulations. However, the adoption of additional laws, changes in the interpretation of existing laws, or entrance into jurisdictions with more stringent regulatory requirements could have a material adverse effect on the Company. There can be no assurance that the Company and its subsidiaries will be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on the Company’s operations.
     FirstPlus R&F is required to file with the Federal Trade Comission a document termed a Uniform Franchise Disclosure Document (UFDD). The document discloses in detail the critical components of the franchise and the offer to potential franchisees. It is anticipated that this document will be filed early in 2008.
Employees
     The Company and its subsidiaries had 72 full-time employees as of December 31, 2007.
Risk Factors
     You should carefully consider the risk factors described below, together with the other information contained in this and our other periodic filings with the Securities and Exchange Commission. Please note that the risks and uncertainties described below are not the only ones facing our Company. If any of the following situations actually occurs, our business, financial condition, results of operations or prospects could be materially and adversely affected. This, in turn, could cause the trading price of our common stock to decline and a loss of all or part of your investment.
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
     One of our strategies for growth is to acquire businesses or technologies, and/or financially distressed companies that will complement or enhance our existing operations. However, we may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue our acquisition strategy or complete acquisitions on satisfactory terms or at all. We may experience significant competition in our effort to execute our acquisition strategy. As a result, we may be unable to continue to make acquisitions or may be forced to complete acquisitions on less favorable terms.
     Furthermore, certain risks are inherent in our acquisition strategy, such as the diversion of management’s time and attention and difficulties involved in combining disparate company cultures and facilities. Acquisitions may have an adverse effect on our operating results, particularly in quarters immediately following the consummation of such transactions, as we integrate the operations of the acquired businesses. Once integrated, acquisitions may not achieve levels of net sales or profitability comparable to those achieved by their existing operations or otherwise perform as expected.
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
     There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. We may be required to attract, train, motivate and manage new employees to develop operational, management and information systems and controls. Also, our management team will be required to dedicate substantial time and effort to the integration of past and future acquisitions. These efforts could divert management’s focus and resources from other strategic opportunities and operational matters. If we cannot manage our growth effectively, our business may be materially adversely affected.
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
     Financing may be necessary to continue our operations or for the expansion of our existing operations. Our future capital requirements will depend on a number of factors, including our ability to grow our revenues and manage our businesses. Our revenue growth may depend upon the success of our acquisition strategy and our ability to raise additional capital, possibly through incurring long-term or short-term indebtedness or issuing equity securities in private or public transactions.
     We have limited access to the capital markets. The capital markets have been unpredictable in the past, especially for companies with limited operating histories such as ours. In addition, the amount of capital that we may be able to raise will often depend on variables beyond our control, such as the share price of our stock and its trading volume. As a result, efforts to secure financing on terms attractive to us may not be successful, and we may not be able to secure additional financing on any terms. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our present and future needs. If adequate funds are not available on acceptable terms, or at all, our business may be materially adversely affected.
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
We would be adversely affected if our operating subsidiaries lost certain licenses or if more burdensome government regulations are enacted in the future.
     Rutgers Investment’s operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. These rules and regulations generally provide for licensing as a commercial or consumer lender, limitations on the amount, duration and charges, including interest rates, for various categories of loans, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors’ rights. Rutgers Investment is also subject to extensive federal regulations that require it to provide certain disclosures to prospective borrowers, protect against discriminatory lending practices and unfair credit practices and that prohibit it from discriminating against credit applicants on the basis of race, color, sex, age or marital status. Rutgers Investment is also required to maintain the privacy of certain consumer data in its possession and to periodically communicate with consumers on privacy matters.
     Rutgers Investment is licensed to do business in a number of geographically dispersed states. There can be no assurance that Rutgers Investment and our other operating subsidiaries will be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on their operations. Further, the adoption of additional, or the revision of existing, rules and regulations could have a material adverse effect on their business and results of operations.
     FirstPlus R&F is required to file with the Federal Trade Commission (FTC) a document termed a Uniform Franchise Disclosure Document (UFDD). The document discloses in detail the critical components of the franchise and the offer to potential franchisees. It is anticipated that this document will be filed in early 2008. There is no guarantee that the UFDD will be filed in early 2008. If there are delays in filing, or delays in acceptance by the FTC, it could have an adverse effect on the operations of FirstPlus R&F.
Our failure to attract and retain key personnel could harm our business.
     Our future success depends to a significant extent on the continued services of our senior personnel, particularly John Maxwell, our Chief Executive Officer and Chairman of our Board, Robert O’Neal, our President and Chief Operating Officer, and William Handley, our Chief Financial Officer. Our key personnel have managerial, financial and operational expertise as well as experience and skills specific to the specialized industries in which we operate. There are a limited number of individuals with such experience and skills.
     While we have employment agreements with Messrs. Maxwell, O’Neal and Handley, we cannot guarantee that we will be successful in retaining key personnel. Departures and additions of key personnel may be disruptive to and detrimentally affect our business.
There may be significant fluctuations in our quarterly operating results and margins.
     Certain of our subsidiaries may experience significant fluctuations in their quarterly operating results and margins. Olé Auto Group may experience seasonality as a consequence of decreased demand for automobiles during summer and year-end vacation and holiday periods. The revenues of FirstPlus Restoration Co., LLC may vary significantly depending on the occurrence of events creating the need for restoration services.
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

The business of FirstPlus Restoration depends to a large extent on its relationships with insurers and insurance adjustors, which relationships may deteriorate.
     The business of FirstPlus Restoration depends to a large extent on its relationships with insurers and insurance adjustors for client referrals. Relationships with those insurers and insurance adjustors may deteriorate, which may have a material adverse effect on our business.
The business of FirstPlus Facility depends on short-term contracts that may not be renewed.
     Contracts for the services of FirstPlus Facility tend to be short-term in nature, many lasting for a period of no longer than one year, with 30-day “for cause” termination clauses. Upon the expiration of such contracts, clients are not obligated to continue using its services. If a significant number of clients do not continue to use its services and a sufficient number of new client relationships are not established, our business may experience a material adverse effect.
The business of FirstPlus Development depends to a large extent on work generated through their independent efforts and bidding process as well as the business it is supplied by FirstPlus Restoration.
     The business of FirstPlus Development depends to a large extent on work generated by FirstPlus Restoration. To the extent FirstPlus Restoration cannot generate new business, FirstPlus Development’s business may be materially adversely affected.
Risks Related To Our Common Stock
There is no established market for our common stock.
     Currently, our common stock is quoted on the over-the-counter “Pink Sheets.” There is no established market for our common stock and no assurance can be made that an active trading market will develop. There can be no assurance as to the degree of price volatility in any market for our common stock that does develop. These factors may reduce the number of potential investors and thereby the potential market for our common stock, making it more difficult to sell.
Our common stock is considered a “penny stock,” and therefore may be subject to additional sale and trading regulations that may make it more difficult to sell.
     The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and is therefore a “penny stock” according to SEC rules. Subject to certain exceptions, this designation requires any broker or dealer selling these securities to disclose specified information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.
The Market Price And Trading Volume Of Our Common Stock May Be Volatile.
     Our common stock may not be traded actively. An illiquid market for shares of our common stock may result in lower trading prices and increased volatility, which could negatively affect the value of your investment. If an active trading market does develop, it may not last.
     The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:
•	quarterly variations in operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of other similar companies;

•	announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;

•	additions or departures of key personnel;

•	future sales of common stock;

•	any deviations in net sales or in losses from levels expected by securities analysts;

•	depth and liquidity of the market for our common stock;

•	speculation in the press or investment community; and

•	general market and economic conditions.
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
     Provisions of our articles of incorporation and by-laws could prevent or delay a change of control of our company, even if such a change in control would be beneficial to our stockholders. Such provisions may discourage takeover attempts and limit stockholders’ ability to approve a transaction that stockholders may think is in their best interests. Such provisions include the following:
•	limitations on the ability of our stockholders to call special meetings of our stockholders;

•	procedural requirements that must be followed before nominations can be made for election to our Board, and matters can be proposed by stockholders for consideration at meetings of our stockholders;

•	our Board’s ability to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion and rights to dividends and proceeds in a liquidation, that may be senior to our common stock;

•	the existence of rights to purchase our Series C Junior Participating Preferred Stock (such rights expiring on May 20, 2008, unless advanced or extended or otherwise redeemed or exchanged by us), which rights may only be exercised upon the acquisition of or manifestation of intent to acquire beneficial ownership of 15% or more of the outstanding shares of our common stock, the holders of which Series C Junior Participating Preferred Stock would become entitled to such amount of dividend payments, voting power and liquidation preference that may discourage acquisition proposals or delay or prevent a change in control; and

•	Nevada’s business combinations statutes, which prohibit business combinations with any “interested stockholder” (defined as a beneficial owner of 10% or more of the voting power of the outstanding shares of a corporation) for a three-year period following the time such stockholder became an interested stockholder, which moratorium can be lifted only by advance approval by our Board, and which, following the three year period, only allow such combinations if (a) they are approved by the Board, the disinterested stockholders or a majority of the outstanding voting power not beneficially owned by the interested party, or (b) the interested stockholders satisfy certain fair value requirements.

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
     We are seeking judicial guidance regarding our rights regarding the FirstPlus Financial Group, Inc. Grantor Residual Trust. For an explanation of the Grantor Residual Trust, please see The Creditor and Grantor Trust in Management’s Discussion and Analysis. On October 15, 2007, we filed an original petition for declaratory relief against Robert D. Davis, George T. Davis, Terrance Allan, John Hughey, Rolland Keller, and John Does 1-100 in the District Court of Cameron County, Texas, 357th Judicial District. In that complaint, we seek a declaration as to the respective rights of the parties regarding the Grantor Trust, including, that as sole settlor and sole beneficiary, we have the right to dissolve the Grantor Trust. On October 29, 2007, the court granted a temporary injunction against the defendants. Such temporary injunction restrains and enjoins the defendants from filing any other suit in any forum seeking a declaration or determination of any issues currently pending in the court or in the case commenced by the abovementioned complaint involving our company and from filing or prosecuting any cause of action that involves the Grantor Trust or issues ancillary to the Grantor Trust or the interpretation thereof with respect to issues of payment to or from the Grantor Trust.
Item 2. Description of Property.
     The principal properties of the Company and its subsidiaries are as follows. The Company occupies leased office space located at 122 W. Carpenter Freeway, Suite 450, Irving, Texas. Ole Auto Group occupies space at the Carpenter Freeway address, Suite 455. The Company’s subsidiary Rutgers Investment occupies leased office space at 5100 N. O’Connor Blvd. Suite 400, Irving, Texas. Rutgers also leases office space in Wayne, Pennsylvania (121 N. Wayne Avenue, Suite 210, Wayne, PA 19087) and Staten Island, New York (42 Richmond Terrace, 3rd floor, Staten Island, NY 10301). In addition, the Company and its subsidiaries FirstPlus Facility and FirstPlus Restoration occupy leased office space at 2516 E. Ontario Street, Philadelphia, Pennsylvania. FirstPlus Development leases space at 1231 Bainbridge Street, Suite 200, Philadelphia, Pennsylvania. FirstPlus Restoration also leases space at 2501 Wharton Street, Building Q, Philadelphia, Pennsylvania. The Premier Group leases space at 14399 SW Court Street, Suite 103, Miami, Florida.
Item 3. Legal Proceedings.
     On October 12, 2007, the Company commenced an action seeking injunctive and declaratory relief (the “Federal Complaint”) against Robert D. Davis, John Hughey, Rolland Keller, George T. Davis, Terrance Allan and John Does 1-20 (the “Federal Defendants”) in the United States District Court for the Southern District of Texas. In the Federal Complaint, the Company alleges that Robert Davis and certain other Federal Defendants (i) have failed to make disclosures required by rules and regulations of the Securities and Exchange Commission despite controlling in excess of 5% of the Company’s Common Stock, and (ii) have engaged in an unlawful proxy solicitation to influence the outcome of the voting at the Company’s 2007 annual meeting of stockholders held on October 17, 2007. The Company seeks injunctive relief against the Federal Defendants for violations of Sections 13(d) and 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder, and relief in the form of a declaration that the Federal Defendants are a “group” for the purposes of Section 13(d) of the Exchange Act and that as such, are required to comply with applicable statutory and regulatory requirements.
     On October 15, 2007, the Company filed an original petition for declaratory relief (the “State Complaint”) against Robert D. Davis, George T. Davis, Terrance Allan, John Hughey, Rolland Keller, and John Does 1-100 (the “State Defendants”) in the District Court of Cameron County, Texas, 357th Judicial District (the “State Court”). In the State Complaint, the Company seeks a declaration as to the respective rights of the parties regarding the

FirstPlus Financial Group, Inc. Grantor Residual Trust (the “Grantor Trust”), including, that as sole settlor and sole beneficiary, the Company has the right to dissolve the Grantor Trust. The Company also seeks damages in an unspecified amount, attorneys’ fees and costs. On October 29, 2007, the State Court granted a temporary injunction against the State Defendants (the “Temporary Injunction”). The Temporary Injunction restrains and enjoins the State Defendants from filing any other suit in any forum seeking a declaration or determination of any issues currently pending in the State Court or in the case commenced by the State Complaint involving the Company and from filing or prosecuting any cause of action that involves the Grantor Trust or issues ancillary to the Grantor Trust or the interpretation thereof with respect to issues of payment to or from the Grantor Trust.
Item 4. Submission of Matters to a Vote of Security Holders.
     On October 17, 2007, the Company held its 2007 Annual Meeting of Stockholders (the “Meeting”). The following three proposals were voted on at the Meeting: (i) a proposal concerning the election of five directors to the Company’s Board of Directors, (ii) a proposal concerning the ratification of the appointment of the Company’s independent auditors, and (iii) a stockholder proposal concerning the declaration of a dividend by the Company, which was treated as a non-binding stockholder recommendation because the declaration of dividends is a matter entirely within the discretion of the Company’s Board of Directors under Nevada law. Descriptions of the abovementioned proposals are set out below along with the results of the votes.
Election of Directors
     The first proposal voted on at the Meeting concerned the election of five directors to the Board of Directors to serve until the 2008 Annual Meeting of Stockholders and until their respective successors are duly elected and qualify. The Board of Directors nominated William Handley, John Maxwell, Roger S. Meek, Robert O’Neal and David Roberts, each an incumbent director. The vote to elect each of the nominees was as follows:

	For	Withhold Authority
William Handley	23,500,929	19,406,659
John Maxwell	23,508,908	19,398,680
Roger S. Meek	23,561,032	19,346,556
Robert O’Neal	23,558,482	19,349,106
David Roberts	23,486,429	19,421,159
There were no broker non-votes.
     As each of the nominees received a plurality of the votes cast, each was elected to the Board of Directors of the Company to serve until the 2008 Annual Meeting of Stockholders and until his successor is duly elected and qualifies.
Appointment of Independent Registered Public Accounting Firm
     The second proposal voted on at the Meeting concerned the appointment of Buckno Lisicky & Company (“BLC”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The vote to ratify BLC’s appointment was as follows:

For	Against	Abstain
32,416,158	8,668,988	1,822,442
There were no broker non-votes.
     As the number of votes cast in favor of ratifying the appointment of BLC represented a majority of the votes cast on the proposal at the meeting, the appointment of BLC as the Company’s independent auditors was ratified.

Stockholder Recommendation Regarding Payment of Dividend
     The third proposal voted on at the Meeting was a stockholder proposal that the Company ”...declare and pay, without further delay, a shareholder dividend in accordance with the Nevada court approved Shareholders Agreement dated April 6, 2006.” The presiding officer of the Meeting determined that the proposal would be treated as a non-binding recommendation by the stockholders to the Board of Directors, as under Nevada law the declaration of dividends is a matter entirely within the discretion of the Board of Directors. The vote regarding the stockholder recommendation was as follows:

For	Against	Abstain
5,701,568	37,206,020	-0-
There were no broker non-votes.
     As the number of votes cast in favor of the stockholder recommendation did not represent a majority of the votes cast on the recommendation at the meeting, the recommendation was not approved.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
Market for Common Equity
     Currently, our common stock is quoted on the over-the-counter “Pink Sheets” under the symbol “FPFX.PK.” The following table summarizes the high and low historical closing prices as reported by E*Trade service. These quotes may not represent actual transactions.

	High	Low

Fourth Quarter 2007	$.25	$.14
Third Quarter 2007.	.28	.14
Second Quarter 2007	.34	.15
First Quarter 2007.	.20	.10
Fourth Quarter 2006	.12	.06
Third Quarter 2006.	.15	.07
Second Quarter 2006	.19	.14
First Quarter 2006.	.21	.16
     As of February 29, 2008, there were 49,245,090 shares of the Company’s common stock issued and outstanding and 1,272 holders of record.
     On July 23, 2007 Rutgers Investment, a Company subsidiary, acquired certain assets. As part of the purchase price for the assets, the Company issued to the sellers of the assets, 500,000 shares of its common stock which had a closing price of $0.18 per share on July 20, 2007.
     On July 30, 2007 FirstPlus Development and FirstPlus Enterprises, Company subsidiaries, acquired certain limited liability company interests. As part of the purchase price for the interests, the Company issued to the sellers of the interests, 1, 1000,000 shares of its common stock which had a closing price of $0.17 per share on July 27, 2007.
     The securities issued in the above transactions did not involve a public offering and were issued to “accredited investors” as defined under Regulation D promulgated under the Securities Act of 1933 and as such were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D or Regulation S, as applicable, promulgated thereunder.
Dividends
     Under Nevada law, no distribution, including dividends on, or redemption or repurchases of, shares of capital stock, may be made if, after giving effect to such distribution, the corporation would not be able to pay its debts as they become due in the usual course of business, or, except as specifically permitted by the articles of incorporation, the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed at the time of a dissolution to satisfy the preferential rights of preferred stockholders.
Equity Compensation Plan Information
     The following table provides information as of December 31, 2007 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Number of
securities remaining
	Number of		available for future
	securities to be	Weighted-average	issuance under equity
	issued upon exercise	exercise price of	compensation plans
	of outstanding	outstanding	(excluding securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders

Equity compensation plans not approved by security holders	156,667	$0.08	0

Total	156,667	$0.08	0
     Stock Option Plan
     On December 12, 2006, the Company’s board of directors approved the Stock Option Plan for FirstPlus Financial Group, Inc. (the “Stock Option Plan”). The Stock Option Plan was terminated on November 30, 2007. Options to purchase 156,667 shares of the Company’s common stock awarded under the Stock Option Plan remained outstanding as of December 31, 2007.
     The Plan made 4,500,000 shares of the Company’s common stock available for issuance as awards under the Plan to officers, directors and employees of the Company and Olé Auto Group. Awards under the Plan consisted of a stock option or a restricted share award. Stock options took the form of an incentive stock option or a non-qualified stock option. The Plan was administered, including determination of the recipients of, and the nature and size of, awards granted under the Plan, by the committee of the board of directors meeting the criteria set forth in the Plan, or in the absence of such a committee, by the board of directors.
     The restricted stock awards were subject to the restrictions and the restriction period determined by the board of directors. Each grant of restricted stock was subject to a different restriction period. The holders of restricted stock had the right to vote the shares but did not have the right to receive any dividends declared or paid with respect to the shares. The recipient of a restricted stock award was required to purchase the restricted stock from the registrant at a purchase price equal to the greater of (a) the aggregate par value of the shares represented by such restricted stock, or (b) the purchase price, if any, specified in a restricted stock agreement. Upon the expiration or termination of the restriction period and the satisfaction of any other conditions prescribed by the Board, having properly paid the purchase price, the restrictions applicable to shares of restricted stock lapsed, and, unless otherwise provided in restricted stock agreement, the shares were delivered, free of all such restrictions to the holder.
Item 6. Management’s Discussion and Analysis or Plan of Operation.
The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our consolidated financial statements and accompanying notes thereto included elsewhere herein.
Overview
     The following discussion and financial information is presented to aid in understanding our consolidated financial position and results of operations. The emphasis of this discussion will be on the year ended December 31, 2007, as opposed to the year ended December 31, 2006. The Company had no operations during 2006 until November 2006. The Company’s activities during 2006 were primarily focused on responding to litigation and trying to preserve liquidity in order to emerge from operational dormancy and to develop new business opportunities.
Results of Operations
Year ended December 31, 2007 compared to the year ended December 31, 2006
     As a result of the Company’s minimal operations in 2006 and entry into several entirely new lines of business in 2007, as discussed in detail below, the Company’s management has concluded that a comparison of the Company’s results of operations for the year ended December 31, 2007 to the year ended December 31, 2006 is not helpful to an evaluation and understanding of the Company. Accordingly, the discussion below focuses on the Company’s entry into those new lines of business and the Company’s results of operations for the year ended December 31, 2007.
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

     During 2006, with a portion of the funds from the Intercompany Claim, the Company began to explore business opportunities. The Company determined to enter into the Buy-Here Pay-Here automobile sales and finance business, and in November, 2006 the Company formed Olé Auto Group, Inc. and purchased an automobile receivable portfolio for a purchase price of $520,000. Olé Auto Group began formal business operations in January 2007. During the quarter ended March 31, 2007, Olé Auto Group opened three auto sales and finance locations. The first location was opened on January 1, 2007 in Fort Worth, Texas. The other two locations were opened in Dallas, Texas during March of 2007.
     During 2007, with a portion of the funds from the FPFG Intercompany Claim, the Company began to explore additional business opportunities. The Company completed a series of acquisitions in July 2007. The first acquisition on July 23, 2007 of Rutgers Investment Group, LLC provided for purchase substantially all of its assets related to its commercial and consumer lending business. This acquisition positioned the Company to operate mortgage companies in California, New York, Texas and Pennsylvania. The second acquisition on July 30, 2007 of Globalnet Enterprises, LLC, and its members: Learned Associates of North America, LLC, Seven Hills Management, LLC, Diversified Development LLC and Ajax Baron, LLC, provided for purchase of all of the limited liability company interests of Globalnet Development Co., LLC, Globalnet Facility Services Co., LLC and Globalnet Restoration Co., LLC. These acquisitions positioned the Company to operate commercial real estate as a contract management company, to provide fire, mold, wind and disaster clean-up and restoration services, as well as janitorial and cleaning services, with national commercial facilities.
      Revenues
     Revenues for the year ended December 31, 2007 were generated primarily from the auto sales and finance business operations and consisted of gross revenues from auto sales of approximately $10,700,000 and other income of approximately $6,300,000. In addition, non-operating revenues consisted of release of creditors bankruptcy claim of $3,450,000, and other net interest income of $359,000.
     Ole sold 720 vehicles during its first, second and third quarters of operations for a gross profit margin of approximately 34% on financed sales. For these sales, Olé Auto Group collected approximately $1.9 million in cash down payments and recorded approximately $6.1 million in finance receivables. An allowance for uncollectible accounts was provided for against the finance receivables at a rate of 15%, which at December 31, 2007, the recorded allowance was approximately $315,000. The weighted average interest rate on the receivable portfolio is approximately 17% at December 31, 2007.
      Gross Profit (Loss)
     Gross profit for the year ended December 31, 2007, is approximately 51% which is comprised of 21% for Olé Auto Group’s operations and 30% for the newly acquired subsidiaries operations and income from the former subsidiary’s bankruptcy estate.
      Operating Expenses
     Operating expenses for the year ended December 31, 2007, include expenses for the Olé Auto Group operations as well as for the Company, and consist of a provision for loan losses of approximately $948,000, salaries of approximately $2,700,000 and commissions of approximately $29,000 related to Olé Auto Group, facility rents of approximately $529,000 professional fees related to acquisitions and organizational matters of approximately $3,900,000 and other overhead of approximately $3,100,000. During the year ended December 31, 2006, the Company had no operations other than responding to various litigation actions. Accordingly, the operating expenses were approximately $3,100,000 during the year ended December 31, 2006, which consisted primarily of legal and professional fees.

      Other Income (Expense), Net
     The Company earned approximately $359,000 in non-operating interest income on investments owned during the year ended December 31, 2007.
      Inventory
     Ole had 31 vehicles in inventory as of December 31, 2007, in the amount of approximately $472,000. This inventory is located at the three sales locations. The inventory consists of a mix of 27% cars, 29% trucks, and 44% SUVs.
      Grantor Trust Income
     The Company recognized the October 31, 2007 proceeds from the bankruptcy trustee of $6,226,422 as income from operations as the Company has utilized these funds to fund the start-up of its expanded operations created upon the completion of its business acquisitions during the third quarter of 2007.
      Business Acquisitions
     The subsidiaries acquired during the third quarter of 2007 have not generated significant revenues or profits as of December 31, 2007. Management is continuing to monitor the present and future projected profitability of each newly acquired subsidiary. In the event a subsidiary is not deemed to be profitable, it will be evaluated for closure or sale to a third party.
Liquidity and Capital Resources
     As of December 31, 2007, the Company had approximately $2,600,000 in cash and cash equivalents, as compared to approximately $13,000,000 on December 31, 2006 due to acquisitions and operations growth.
     During the year ended December 31, 2007, the Company’s cash position was decreased by approximately $10,400,000. The Company used approximately $4,600,000 in cash in its operating activities for the year ended December 31, 2007. There was net income of $3,129,133 and depreciation and amortization expense of $157,667 that did not involve a use of cash. The Company’s accounts receivable increased by approximately $4,400,000 and prepaid professional fees increased by $243,994 due to costs incurred with acquisitions and investigation of Creditors Trust transactions. In addition, accrued expenses increased by approximately $829,000, the commitments and contingency liability decreased by $3,450,000 and other operating items used approximately $640,000 in cash. The Company used approximately $6,900,000 in cash in its investing activities. The Company purchased fixed assets for approximately $3,100,000 and land for approximately $1,000,000 and acquired 7 companies for an aggregate of $5,462,498. In addition the Company received $2,341,761 in collections on its bankruptcy estate claim in March 2007. Finally, the Company used approximately $192,000 in its financing activities comprised of principal repayments on loans and notes payable while providing approximately $1,300,000 in cash with financing activites including approximately $1,000,000 proceeds from a line of credit and approximately $300,000 through issuance of stock.
     As of December 31, 2007, no receivables were greater than 60 days past due; however, an immaterial number of vehicles were repossessed during the quarter then ended. The Company believes that its cash and cash equivalents and amounts to be received from the Creditor Trust will be sufficient to cover operating expenses for the next twelve months. The Company does not believe it will have to raise additional funds in the next twelve months, although future growth may require the Company to raise additional funds.
      Entry Into New Businesses
     In November 2006, the Company formed Olé Auto Group in order to enter the “Buy-Here Pay-Here” auto finance industry and acquired a pool of motor vehicle retail installment sale contracts and security agreements. Initially, the Company opened auto dealership operations in the Dallas-Fort Worth area and purchased cars and offered financing to its customers, typically marketing to customers with limited credit history or past credit problems. In the fourth quarter, Olé Auto Group acquired a reconditioning center to detail, inspect, and restore automobiles purchased at auction and to support Olé Auto Group’s existing dealerships.
     In July 2007, Rutgers Investment entered into a definitive purchase agreement with Rutgers Investment Group, LLC (“RIG”), and Learned Associates of North America, LLC, Seven Hills Management, LLC and Peter S. Fox, the members of RIG, to purchase substantially all of RIG’s assets related to its commercial and consumer lending business. These transactions were consummated simultaneously. The purchase price consisted of a cash payment of $1,825,000 and 500,000 shares of restricted common stock of the Company, the closing price of which on Friday, July 20, 2007 was $0.18 per share. Rutgers Investment also agreed to assume certain specified liabilities of RIG.
     In July 2007, First Plus Enterprises, Inc. and First Plus Development Company, both wholly-owned subsidiaries of the Company, entered into a definitive purchase agreement with Globalnet Enterprises, LLC, and its members: Learned Associates of North America, LLC, Seven Hills Management, LLC, Diversified Development LLC and Ajax Baron, LLC, to purchase all of the limited liability company interests of Globalnet Development Co., LLC , Globalnet Facility Services Co., LLC and Globalnet Restoration Co., LLC. The transactions were consummated simultaneously. The purchase price consisted of a cash payment of $4,540,000 ($3,045,000 of which was paid at closing and the balance of which is payable on the second anniversary of closing) and 1,100,000 shares of restricted common stock of the Company, the closing price of which on Friday, July 27, 2007 was $0.17 per share.
      The Creditor Trust and Grantor Trust
     Since the bankruptcy proceedings and prior to 2007, the Intercompany Claim had been the only substantial asset of the Company and the only source of potential payment for its obligations. The Company has recorded an allowance since any claim would be dependent on the receipt of funds from the bankruptcy estate of the Company’s former subsidiaries. The Company has recorded a contingent liability of approximately $3.5 million based on the funds received by the Grantor Trust from the Creditor Trust. There can be no assurance as to the ultimate value of the Intercompany Claim or the timing of distributions on the Intercompany Claim.
     In 2002, the Company established the FirstPlus Financial Group, Inc. Grantor Residual Trust (the “Grantor Trust”) and assigned to it the Company’s then remaining interest in the Intercompany Claim. Under the terms of a settlement agreement with the petitioners in a 2006 action against the Company, it agreed that upon receipt by the Grantor Trust of funds in respect of the Intercompany Claim, the Company would cause the Grantor Trust, subject to certain limitations, to distribute 50% of such funds to stockholders of the Company. On October 18, 2007, at the Company’s annual meeting of stockholders, the Company’s stockholders voted against a stockholder proposal (treated as a non-binding recommendation by the stockholders to the Board of Directors) that the Company declare and pay a shareholder dividend in accordance with that settlement agreement.
     The sole source of required distributions from the Grantor Trust to stockholders are distributions from the Creditor Trust to the Grantor Trust. The Company does not know if and when additional distributions will be made from the Creditor Trust and is unable to influence the independent trustee’s decisions in this regard.
     On October 31, 2007, the Creditors Trust distributed bankruptcy estate proceeds totaling $6,226,422 to the Company and the Grantor Trust representing accumulated Creditor Trust proceeds.
     The proceeds consisted of two components. The first component represented interest payments on the Company’s bankruptcy claim of $1,583,034 to the Company and $3,902,348 to the Grantor Trust for a total of $5,485,382 in interest on the bankruptcy claim. The second component represented collections on the Company’s bankruptcy claim of $218,290 to the Company and $522,750 to the Grantor Trust for a total of $741,040 in collections on the bankruptcy claim.
Off-balance Sheet Arrangements
     The Company does not have any off-balance-sheet arrangements.

Critical Accounting Policies
Principles of Consolidation:
     The consolidated financial statements include the accounts of FIRSTPLUS Financial Group, Inc., and its whollyowned subsidiaries, Rutgers Investment Group, Inc., First Plus Development, Inc., and First Plus Enterprises, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
Income Taxes:
     In accordance with SFAS No. 109, “Accounting for Income Taxes,” and FIN 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. Based on the December 31, 2007 loss, FPFG will have a net operating loss carryforward available of approximately $42,600,000. A valuation allowance is provided against the deferred tax asset for future taxable income as realization is uncertain.
Income tax benefit is recorded net of any penalties and interest.
Goodwill and Other Intangibles:
     Goodwill is not amortized. All other intangibles arising from acquisitions and research alliances have finite lives and are amortized over their estimated useful lives ranging from 5 to 7 years using the straight-line method.
     Goodwill and net other intangibles are reviewed to assess recoverability at least annually and when certain impairment indicators are present. No material impairments occurred with respect to the carrying value of our goodwill or other intangible assets in 2007
Management’s Estimates:
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
Item 7. Financial Statements.
     Our consolidated financial statements and the related notes to the financial statements called for by this item appear under the caption “Index to Consolidated Financial Statements” beginning on Page F-1 of this Annual Report.
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.
Item 8A(T). Controls and Procedures.
     The Company’s management, with the participation of its Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company’s financial reporting and disclosure controls and procedures, in addition to inadequately designed controls over financial reporting, were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
     Because the Company had been in a dormant capacity for the past several years and only recently began operations, adequate staffing of personnel in the accounting and financial reporting functions has not yet been attained. The Company’s shortage of personnel and inadequate segregation of duties contributes to the lack of effective controls over financial reporting.
     Management is in the process of implementing steps to remediate the issues identified, including:
•	the hiring of experienced risk management and accounting and financial reporting consultants to assist the accounting and finance staff of the Company with ongoing financial reporting obligations and the improvement of its internal controls over financial reporting;

•	the implementation of standardized processes and procedures, including the centralization of the accounts payable and accounts receivable processes; and

•	an increase in the number of accounting and financial reporting personnel at the Company.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Controls over Financial Reporting
     Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. As stated above, there has been no change in the Company’s internal control over financial reporting during the period ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     The Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, do not expect that the Company’s disclosure controls and procedures or the Company’s internal controls, when implemented, will prevent all errors and all fraud. A control system, no matter how well conceived, operated and implemented can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
     FirstPlus Financial Group, Inc. has been working with consultants from RSM McGladrey to map out operating processes of FirstPlus Financial Group, Inc. and their subsidiaries. RSM McGladrey is a leading professional services firm with 8,000 employees serving clients from nearly 100 offices nationwide.
     After analyzing processes, FPFG is working towards making all the needed changes to be in compliance for Sarbanes-Oxley Act, Section 404. After many months of observations and testing, FPFG is on their way to be in full Sarbanes Oxley compliance. Important items which have been addressed are the Financial Reporting Process, Code of Conduct, Strategic Planning Process, Succession Plan and a Business Continuity/Disaster Recovery Plan.
     RSM McGladrey consultants have been working with the Board of Directors and the Audit Committee to instill the importance of Sarbanes-Oxley Act, Section 404 methodology. With the consultants assistance these committees and employees are able to focus on integrating business strategy, human capital and organizational strategies with FPFG’s mission, values and performance.
Item 8B. Other Information.
     There are no items required to be disclosed on Current Report on Form 10-KSB during the year ended December 31, 2007 that were not so reported.

PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.
     The following table sets forth the name and age of our executive officers and directors

Name	Age	Since
Gary D. Alexander	54	November 2007
William Handley	64	June 2007
John Maxwell	55	June 2007
Roger S. Meek	75	August 2007
Robert O’Neal	49	June 2007
Joseph P. Steward	43	November 2007
GARY D. ALEXANDER has served as a director since November 2007 and serves on the Board’s Audit and Compensation Committees. Mr. Alexander, 54, is President and Treasurer of Coast Private Equity, LLC, a Florida-based firm that focuses on offering debt and equity resources for privately-owned businesses poised for growth. A Certified Public Accountant, Mr. Alexander has 25 years of experience initiating both public and private offerings, private placement syndications, mergers and acquisitions as well as financing for small companies in the following industries: aircraft, internet services, telephone and VoIP, commercial and residential real estate, hotel, restaurant, petroleum, medical practices and facilities, entertainment and music. He has served as an executive with firms, including: Acting CFO of Air Rutter International LLC and Airspace LLC from November 2006 through April 2007; Principal of Alexander Company CPAs from June 1987 through December 2006; and Partner with Pinchasik, Alexander and Company, CPAs, from July 1984 through May 1987. Mr. Alexander earned a BBA degree in December of 1977 from Florida Atlantic University.
WILLIAM HANDLEY has served as a director, Chief Financial Officer and Treasurer of the Company since June 2007. Mr. Handley, served as Controller of Miami Beach Community Development Center, a non-profit community housing developer, from January 2007 to June 2007; Chief Financial Officer of Fort Hurricane Products, a manufacturing company, from April 2006 to December 2006; Controller of National Publishing Company, an outdoor publishing firm, from July 2005 to March 2006; Chief Financial Officer of Celebration Cruises LP, a charter cruise line, from July 2004 to June 2005; and Controller of J.C. Yacht Mechanics, a large engine repair facility, from January 2001 to June 2004. In his 25 years of senior-level experience, both domestically and internationally, Mr. Handley also served in financial executive positions with C.A. Grupo Credival in Caracas, Venezuela, and General Electric Co. in New York and Venezuela. Mr. Handley is a graduate of Fairleigh Dickinson University.
JOHN MAXWELL has served as a director and Chief Executive Officer of the Company since June 2007 and Chairman of the Board of Directors since November 2007. Mr. Maxwell served as a Client Solutions Executive of Inside Enterprises Inc., an IT solutions company, from 2004 to May 2007; a Senior Account Executive of Pomeroy Computer Systems Inc., an IT solutions company, from 2002 to 2004; and an Account Executive of En Pointe Technologies Inc., an IT solutions company, from 2000 to 2002. Mr. Maxwell attended Louisiana State University.
ROGER S. MEEK has served as a director of the Company since 2007. A shareholder in the Beaumont, Texas-based firm of Lawrence, Blackburn, Meek, Maxey & Co., P.C., Mr. Meek has more than 30 years of public accounting experience. Mr. Meek is a Certified Public Accountant, a member of the Texas Society of Certified Public Accountants as well as the American Institute of Certified Public Accountants. Prior to joining Lawrence, Blackburn, Meek, Maxey & Co. in 1975, Mr. Meek served as an officer and aviator in the US Navy. He holds a Bachelor of Science degree in Accounting from the University of Tennessee and a Master of Education degree from Georgia Southern College.
ROBERT O’NEAL has served as a director since June 2007 and has served as President and Chief Operating Officer of the Company since November 2007. Dr. O’Neal presently serves as President of Cosmetic, Weight Loss & Surgical Centers of America as well as, for the past 17 years, Chief Executive Officer of Health & Medical Practice Associates, Beaumont, Texas. He is a member of a number of health and medical boards, including the American Academy of Anti-aging Medicine and American Board of Disability Analysts. Dr. O’Neal graduated from the Texas Chiropractic College in 1984.
JOSEPH P. STEWARD has served as a director since November 2007 and serves on the Board’s Audit and Compensation Committees. Since January 2002, Mr. Steward has served as Chief of Staff and General Counsel to State Senator Mike Stack, 5th Senatorial District, Philadelphia, Pennsylvania. In this capacity, he is directly responsible for all staff members in four offices throughout the district as well as in the state’s capital city, Harrisburg. Prior to becoming Chief of Staff, Mr. Steward served Senator Stack as campaign manager, and later General Counsel and advisor for two years.
In his 17-year legal career since passing both the Pennsylvania bar and the New Jersey bar, Mr. Steward has also been an Associate in the law offices of Meehan & Chesin, Philadelphia; a solo practitioner; and most recently, Managing Partner of Steward and McDermott, P.C., Philadelphia. Mr. Steward’s practice of law has focused on virtually all aspects of business, criminal law, medical and legal malpractice, personal injury and worker’s compensation law. In 2006, Mr. Steward was appointed to the Pennsylvania State Board of Vehicle Manufacturers, Dealers and Salespersons.
Mr. Steward earned a BA degree in Criminal Justice in 1986 from Temple University, Philadelphia. In 1990, he earned a JD degree from Widener University School of Law (formerly Delaware Law School), located in Wilmington, Delaware.
      SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
     Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that its officers and directors complied with all applicable filing requirements during 2007.
CORPORATE GOVERNANCE
     The Company has adopted a Code of Ethics that applies to our principal executive officer, principal accounting officer or controller and others performing similar functions. The Code of Ethics is filed as an exhibit to this Annual Report on Form 10-KSB for the year ended December 31, 2007.

DIRECTOR NOMINATIONS
     There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors from those disclosed in the Company’s 2007 Proxy Statement filed with the SEC on September 9, 2007.
Item 10. Executive Compensation.
SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	(7) ($)	($)
Daniel T. Phillips(1)	2007	20,000	—	—	—	—	—		20,000
President, Chief Executive Officer	2006	6,000	60,000	—	603	—	—	12,000	100,603
Jack (J.D.) Draper(2)	2007	35,423	—	—	—	—	—	10,370	46,793
Executive Vice President	2006	59,847	15,000	—	603	—		26,503	101,950
James Roundtree(3)	2007	20,000					(8)	3,073	23,073
Chief Financial Officer	2006		—	—	—	—	—		0
John Maxwell(5)	2007	119,143	25,000	—		—	—	56,657	200,799
Chairman and Chief Executive Officer	2006	0	—	—	—	—	—	0	0
Dr. Robert O’Neal(5)	2007	15,384							15,384
Chairman and Chief Operating Officer	2006	0	—	—	—	—	—		0
William Handley (6)	2007	72,431	25,000	—		—	—	17,137	114,568
Chief Financial Officer, Treasurer and Secretary	2006	0	—	—	—	—	—	0	0

(1)	Mr. Phillips was removed, without cause, as Chief Executive Officer of the Company on June 7, 2007. Upon Mr. Phillips’ separation from the Company on June 7, 2007, the Board of Directors approved the acceleration of unvested stock options as was permitted by the Company’s Stock Option Plan (then in effect) all of which were exercisable until August 6, 2007.

(2)	Mr. Draper died on December 5, 2007.

(3)	Mr. Roundtree was removed, without cause, as Chief Financial Officer of the Company on June 7, 2007.

(4)	Mr. Maxwell was appointed as Chief Executive Officer on June 7, 2007 and Chairman of the Board of Directors on November 13, 2007. Mr. Maxwell was paid a performance bonus of $25,000 for 2007.

(5)	Dr. O’Neal was appointed as President and Chief Operating Officer on November 13, 2007.

(6)	Mr. Handley was appointed Chief Financial Officer of the Company on June 7, 2007. Mr. Handley was paid a performance bonus of $25,000 for 2007.

(7)	Other compensation consists housing allowance, car allowance and insurance premium payments for Messrs. Maxwell and Handley of $40,883 $9,689, $6,085, $9,205, $4,700 and $3,412, respectively. For Mr. Draper, Other Compensation consists of car allowance payments of $1,207 and insurance premium payments of $9,163 and for Mr. Roundtree insurance premium payments of $3,073.
OUTSTANDING EQUITY AWARDS AT YEAR-END
     The following table sets forth information concerning unexercised options and stock that had not vested for each of the Company’s named executive officers that were outstanding as of December 31, 2007.

Option Awards
	Number of Securities	Number of Securities
	Underlying	Underlying
	Unexercised Options	Unexercised Options	Option Exercise	Option Expiration
Name	(#) Exercisable	(#) Unexercisable	Price ($)	Date
Jack (J.D.) Draper(1)	156,667	156,667	.08	12/12/16

(1)	Mr. Draper died on December 5, 2007 and such option awards are held by his estate.
DETERMINATION OF EXECUTIVE COMPENSATION
     The Compensation Committee has overall responsibility for the Company’s executive compensation policies and practices. For 2007, the Compensation Committee comprised Roger S. Meeks and Robert O’Neal. On November 13, 2007, Gary D. Alexander and Joseph P. Steward were appointed to the Compensation Committee replacing Messrs. Meek and O’Neal.
The Compensation Committee’s functions include:
•	determining the compensation of the Chairman and Chief Executive Officer of the Company,

•	upon recommendation of the Chief Executive Officer, reviewing and approving any other executive officers’ compensation; and

•	reviewing, approving and granting awards under any stock incentive plans.
     The Compensation Committee determines compensation according to the following five elements:

•	establishing objectives for compensation,

•	defining appropriate competitive reference points,

•	creating an appropriate linkage between compensation programs and Company objectives and values,

•	describing the roles of various elements of compensation, and

•	maintaining good governance practices concerning compensation.
     The Compensation Committee works with senior management to develop and implement the Company’s executive compensation philosophy. Generally, the Company’s philosophy on executive compensation is to provide base cash compensation and to provide additional incentive compensation in the form of cash bonuses and grants of options based on the realization of stated objectives, expected to result in improvements in total stockholder return. Stated another way, the Company’s executive compensation policy is based on pay-for-performance. The Company does not use compensation consultants in determining or recommending the amount or form of executive and director compensation.
     The Company conducted minimal operations through the end of 2006 and since that time, has expanded operations through acquisitions. As a result, the Company has significant ongoing operations. Messrs. Maxwell, O’Neal and Handley received increased compensation in 2007, reflecting their increased responsibilities (see “Employment Agreements”). Additionally in 2007, Messrs. Maxwell and Handley received performance bonuses of $25,000 each for their performance.
     As the Company continues in its efforts to create stockholder value in the years ahead, the Compensation Committee will review, monitor and evaluate the Company’s program for executive compensation to ensure that it is internally effective in support of the Company’s strategy, is competitive in the marketplace to attract, retain and motivate the talent needed to achieve the Company’s objectives, and appropriately rewards the creation of value on behalf of the Company’s stockholders.
The Board of Directors endorses the view that equity ownership by management is beneficial in aligning management and stockholders’ interests in the enhancement of stockholder value. The Board of Directors may in the future implement equity-based compensation plans to facilitate equity ownership by management as the Company evolves and resumes ongoing operations.
MESSRS. PHILLIPS AND DRAPER
Mr. Phillips, the Company’s President and Chief Executive Officer until June 2007 received base compensation related primarily to the level of the Company’s operations, his level of responsibility and the Company’s ability to pay his compensation, respectively.
Mr. Draper, the Company’s Executive Vice President, who died in December 2007, received base compensation related primarily to the level of the Company’s operations, his level of responsibility and the Company’s ability to pay his compensation, respectively.

EMPLOYMENT AGREEMENTS
     On August 27, 2007, the Company entered into an employment agreement with John Maxwell, the Company’s Chairman and Chief Executive Officer. The agreement, effective as of July 1, 2007, provides for an initial term ending on June 30, 2009 and is automatically renewed for additional one-year terms unless either party provides the other party with advance notice of its intent not to renew. Mr. Maxwell initially received a base salary at the annual rate of $200,000 and such incentive compensation and bonuses, if any, (i) as the Board of Directors in its absolute discretion may determine, and (ii) to which the Mr. Maxwell may become entitled pursuant to the terms of any incentive compensation or bonus program, plan or agreement from time to time in effect in which he is a participant. This employment agreement was restated on November 13, 2007 to provide an annual base salary of $225,000.
     On August 27, 2007 the Company entered into an employment agreement with William Handley, the Company’s Chief Financial Officer, Vice President, Treasurer and Secretary. The agreement is substantially identical to Mr. Maxwell’s agreement, except that it provides for a base salary at the annual rate of $145,000.
     On November 13, 2007, the Company entered into an employment agreement with Dr. Robert O’Neal, to serve as the Company’s President and Chief Operating Officer The agreement is substantially identical to Mr. Maxwell’s agreement, except that it provides for a base salary at the annual rate of $200,000.
DEDUCTIBILITY
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
DIRECTOR COMPENSATION FOR 2007
     The following table sets forth the amounts paid to the Company’s present and former directors, other than the directors whom also served the Company as named executive officers or employees, for their services as directors of the Company during 2007.

					Change in
					Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified
	or Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)(1)	($)	($)	($)	Earnings ($)	($)(2)	($)

Roger S. Meek	12,500
Dr. Robert O’Neal	25,000
Joseph P. Steward	26,000
Gary D. Alexander	5,000
Harold Garber[3]	25,000
Robert P. Freeman	4,500
John R. Fitzgerald	3,000
David B. Ward	3,000
James Roundtree	7,500
Jack Draper	7,500

(1)	In 2007, the Company paid directors $1,500 for each meeting in which they participated. The Company did not pay directors who were also employees of the Company any additional compensation for their service as directors, except for the reimbursement of expenses incurred in attending meetings. Dr. Robert O’Neal’s director fees were paid prior to his appointment on November 13, 2007 as President and Chief Operating Officer of the Company. Directors were also eligible to receive stock options for their service as Directors.

For 2007 non-employee directors each received annual compensation of $52,000, payable quarterly, for their service on the Company’s Board of Directors, Audit Committee and Compensation Committee, comprising $30,000 in director’s fees and $22,000 in committee fees. William Handley, John Maxwell and Dr. Robert O’Neal (upon his appointment as President and Chief Operating Officer) did not receive any additional compensation for serving on the Company’s Board of Directors.

(2)	On September 23, 2007, Messrs. Phillips, Roundtree, and Fitzgerald released the Company from any severance or other payments by virtue of, among other items, their June 7, 2007 resignation from the Company’s Board of Directors.

(3)	Attorney Harold Garber served on the FirstPlus Board of Directors from June 2007 until the time of his death in August, 2007.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table sets forth information concerning ownership of the Company’s Common Stock, as of February 29, 2008 by each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, each director, each executive officer, as defined in Item 402(a)(2) of Regulation S-B (“Regulation S-B”), promulgated by the Securities and Exchange Commission, and by all directors and executive officers of the Company as a group. Unless otherwise indicated, the address for five percent stockholders, directors and executive officers of the Company is c/o FirstPlus Financial Group, Inc., 122 W. John Carpenter Freeway, Suite 450, Irving, Texas 75039-2001.

	Percent of
Name and Address of Beneficial Owner	Shares Owned	Class(1)

5% STOCKHOLDERS
Deutsche Bank AG(2)	2,994,5000	6.00%
Rupen Gulenyan(3)	3,488,300	7.0%
Robert O’Neal(4)	2,530,300	5.1%

	Percent of
Name and Adress of Beneficial Owner	Shares Owned	Class(1)
NAMED EXECUTIVE OFFICERS AND DIRECTORS
William Handley	0	*
John Maxwell	0	*
Roger S. Meek	0	*
Robert O’Neal	2,530,300	5.1%
Gary Alexander(5)	3,200	*
Joseph Steward	0	*
All directors and officers as a group (6 persons)(4)	2,533,500	5.1%

*	Indicates less than one percent (1%).

(1)	Except as otherwise indicated, the persons named in the table possess sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Beneficial ownership as reported in the above table has been determined according to Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

(2)	According to Schedule 13G/A, filed on February 1, 2008. The address of the filing person is Theodor-Heuss-Allee 70 60468 Frankfurt am Main, Federal Republic of Germany.

(3)	According to Schedule 13D/A, filed on March 23, 2006. Mr. Gulenyan’s address is 3040 E. Tremont Ave., Suite 201, Bronx, New York 10461.

(4)	According to Schedule 13G filed on February 5, 2008. Mr. O’Neal’s address is c/o FirstPlus Financial Group 122 W. John Carpenter Freeway, Suite 450, Irving, Texas 75039-2001.

(5)	Mr. Alexander’s son holds 1,000 shares of common stock.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.
     Until August 2007, the Company’s executive offices were shared with the facilities leased by Capital Lending Strategies, LLC (“Capital Lending”), which incurred the cost and full responsibility of the lease. The value of this lease arrangement to the Company amounted to $400 in each of 2005 and 2006. There was no formal agreement between the Company and Capital Lending with respect to the lease arrangement. Until August 2007, Ole Auto Group, Inc. had a sublease from Capital Lending for its executive office facilities with rent payments of $3,881.50 per month, plus certain expenses. Daniel T. Phillips, the Company’s former President, Chief Executive Officer and director, was a Manager and Member of Capital Lending.
     The Company has outstanding loans to Capital Lending in an amount of approximately $63,132 as of June 30, 2006 based on a series of loan advances made to Capital Lending in 2002, 2003 and 2004 pursuant to a revolving promissory note. The line of credit bears interest at the prime rate of interest as established by the Wall Street Journal plus 1% and matures on the second anniversary of any advance on the line of credit. The Company expects that the balance will continue to be paid down and does not intend to extend any additional credit to Capital Lending.
     On September 20, 2007, the above leases, sub-leases, and loans were released and discharged under a settlement agreement among the Company, Capital Lending Strategies, LLC, and others.

     The Company’s subsidiary, Rutgers Investment, had occupied space in Staten Island, New York under a purported sublease for a term of three years with Mr. David Roberts, a former Director of the Company, as sublessor. The purported sublease was for a rent of $5,100 per month and was terminated on February 1, 2008.
     Mr. William Maxwell an attorney and a principal in the law firm of William Maxwell, P.L.L.C. is the brother of John Maxwell, the Company’s Chairman and Chief Executive Officer. The law firm of William Maxwell, P.L.L.C. represents the Company in a number of matters including pending litigation. During 2007, William Maxwell, P.L.L.C. was paid $677,640.35 for such representation.
     Additionally, through a unanimous written consent of the Company’s reconstituted Board of Directors on or after June 7, 2007, the Company sought to (1) rectify certain deficiencies — including, but not limited to delinquent tax filings, lack of a business plan, lack of Sarbanes-Oxley Act compliance, and generally deficiency in all governmental reporting requirements, including accounting requirements — and (2) contemporaneously and unanimously agreed to retain William Maxwell (William Maxwell, P.LLC.) and other law firms and consultants associated with William Maxwell to advise the Board regarding business matters; they include business operations, legal operations of the Company, legal issues facing the Company, due diligence relative to potential acquisitions. Such operations would be those required to assist the Company in attaining trading status as a bulletin board stock. Compensation for Mr. Maxwell’s work for the Company was agreed to be disbursed on a monthly basis along with expenses incurred as a result of Company business. In addition, it was agreed that Mr. Maxwell — on a forward going basis — will be paid a bonus of $3 million in currency or stock (at the fixed rate of FPFX.PK exchange rate as of close of business on June 7, 2007). Mr. Maxwell will also be paid an additional $2 million in currency or stock (fixed rate FPFX.PK stock value as of June 7, 2007) should the Company’s stock be listed on a national exchange.
DIRECTOR INDEPENDENCE
     The Company has determined that three out of the six current members of the Board of Directors, Messrs. Alexander, Steward and Meek, meet the independence standards under Rule 4200 of the National Association of Securities Dealers (“NASD”) rules for The Nasdaq National Market (“Nasdaq”).
Item 13. Exhibits
     A list of exhibits required by Item 601 of Regulation S-B and filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits.
Item 14. Principal Accountant Fees and Services
AUDIT COMMITTEE
     On August 27, 2007, the Company created a separately-designated standing Audit Committee. The Company’s current policy is that all audit and non-audit services to be performed by the Company’s independent accountant must be approved in advance by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. Consistent with applicable law, limited amounts of services, other than audit, review or attest services, may be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided each such approved service is reported to the full Audit Committee at its next meeting. Messrs. Alexander and Steward, who are members of the Audit Committee, meet the independence standards under Rule 4200 of the National Association of Securities Dealers (“NASD”) rules for The Nasdaq National Market (“Nasdaq”). The Board has determined that Mr. Alexander is an “Audit Committee Financial Expert” under the applicable rules of the SEC.
FEES
The following table sets forth fees billed to us during the years ended December 31, 2006 and 2005 by Buckno Lisicky & Company the Company’s independent auditors:

	December 31, 2007	December 31, 2006
(i) Audit Fees	$33,500	$67,592	(Prior Auditors Fees)
(ii) Audit Related Fees	$7,500	$0
(iii) Tax Fees	$0	$0
(iv) All Other Fees	$0	$0
     AUDIT FEES. Consists of fees billed for professional services rendered by Buckno Lisicky & Company for the audit of the Company’s financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company’s auditors in connection with statutory and regulatory filings or engagements.
     AUDIT RELATED FEES. Consists of fees billed by Buckno Lisicky & Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”
     TAX FEES. Consists of fees for tax compliance, tax advice and tax planning.
     ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in 2007 or 2006.
SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008	FIRSTPLUS FINANCIAL GROUP, INC.
	By:	/s/ John Maxwell
John Maxwell
Chief Executive Officer and Director

/s/ William Handley
William Handley
Chief Financial Officer and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert O’Neal Robert O’Neal	Director	March 31, 2008

/s/ Roger S. Meek Roger S. Meek	Director	March 31, 2008

/s/ Joseph Steward Joseph Steward	Director	March 31, 2008

/s/ Gary Alexander Gary Alexander	Director	March 31, 2008

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Modified Third Amended Plan of Reorganization of FirstPlus Financial, Inc. (2)

2.2	Trust Agreement for the FPFI Creditor Trust (2)

3.1	Amended and Restated Articles of Incorporation, as amended (2)

3.2	Second Amended and Restated Bylaws (2)

4.1	Rights Agreement, dated as of May 20, 1998, between FirstPlus Financial Group, Inc. and ChaseMellon Shareholder Services, L.L.C. (1)

4.1.1	First Amendment to Rights Agreement, dated as of October 25, 2001, between FirstPlus Financial Group, Inc. and Mellon Investor Services LLC (2)

4.1.2	Second Amendment to Rights Agreement, dated as of June 27, 2002, between FirstPlus Financial Group, Inc. and Mellon Investor Services LLC (2)

4.2	Certificate of Designation of Series C Junior Participating Preferred Stock (1)

4.3	FirstPlus Financial Group, Inc. Grantor Residual Trust Agreement, dated July 15, 2002 (2)

4.4	Supplemental Indenture, dated as of December 4, 2000, by and between FirstPlus Financial Group, Inc. and HSBC Bank USA (2)

4.5	Form of Certificate of Certificated Interests Representing Beneficial Interests in The FPFI Creditor Trust Exchanged For 7.25% Convertible Subordinated Notes Due 2003 (2)

10.1	Agreement for Settlement between Bear Stearns & Co., Inc. and FirstPlus Financial Group, Inc., dated August 19, 1999 (2)

10.2	Conversion Agreement, dated as of June ___, 2001, by and between FirstPlus Financial Group, Inc., and the Certificateholders signatory thereto (2)

10.3	Letter Agreement, dated June 13, 2001, by FirstPlus Financial Group, Inc. and accepted by FPFI Creditors Trust (2)

10.4
Stipulation and Agreement of Settlement, dated as of July 30, 2003, between Class Representative Edward P. Doremus, III, Milberg Weiss Bershad Hynes & Lerach LLP, Sirota & Sirota LLP, FirstPlus Financial Group, Inc., Daniel T. Phillips, Eric C. Green, Haynes and Boone, LLP and National Union Fire Insurance Company of Pittsburgh, PA (2)

10.5
Escrow Agreement, dated as of July 30, 2003, by and among FirstPlus Financial Group, Inc., Class Representative Edward P. Doremus, III, Milberg Weiss Bershad Hynes & Lerach LLP and Sirota & Sirota LLP (2)

10.6
Assignment and Assumption Agreement, dated as of July 30, 2003, by and between FirstPlus Financial Group, Inc., Class Representative Edward P. Doremus, III, Milberg Weiss Bershad Hynes & Lerach LLP and Sirota & Sirota LLP (2)

10.7
Registration Rights Agreement, dated as of July 30, 2003, by and among FirstPlus Financial Group, Inc., Capital Lending Strategies, LLC, Class Representative Edward P. Doremus, III, Milberg Weiss Bershad Hynes & Lerach LLP and Sirota & Sirota LLP (2)

10.8	Promissory Note, dated December 20, 2004, by United Lending Partners, LP in favor of FirstPlus Financial (2)

10.9	Subordination Agreement, dated December 30, 2004, by and between FirstPlus Financial Group, Inc. and United Lending Partners, LP (2)

10.10	Settlement Agreement and Mutual Release of Any and All Claims, dated October 12, 2001, by Thaxton Investment Corporation and FirstPlus Financial Group, Inc. (2)

10.11	Settlement Agreement, dated as of April 6, 2006, by and among FirstPlus Financial Group, Inc. and Danford L. Martin, individually, on behalf of the FPFX Shareholder Value Committee and the

Exhibit No.	Description

FPFX Steering Committee and as attorney-in-fact for all of the Petitioners in the Election Suit (as defined therein) (3)

10.12	Factoring Agreement and Security Agreement, dated February 28, 2006, between Signs For Life, LLC and FirstPlus Financial Group, Inc. (3)

10.13	First Amended FirstPlus Financial Group, Inc. Grantor Residual Trust Agreement, dated July 6, 2006 by FirstPlus Financial Group, Inc. as the sole settlor and the sole beneficiary (4)

10.14	Asset Purchase Agreement, dated as of November 3, 2006, by and between FirstPlus Auto Group, Inc. and Eddie Perkins (5)

10.15
Asset Purchase Agreement, dated July 23, 2007, by and among Rutgers Investment Group, LLC, Learned Associates of North America, LLC, Seven Hills Management, LLC, Peter S. Fox and Rutgers Investment Group, Inc. (6)

10.16
Agreement for Purchase and Sale of Membership Interests, dated July 30, 2007, by and among Globalnet Enterprises, LLC and its members (Learned Associates of North America, LLC, Seven Hills Management, LLC, Diversified Development LLC, and Ajax Baron, LLC), FirstPlus Enterprises, Inc. and FirstPlus Development Company (7)

10.17	Promissory Note in the amount of $1,495,000.00 made by FirstPlus Development Company and FirstPlus Enterprises, Inc. to Globalnet Enterprises, LLC (8)

10.18	Employment Agreement, dated August 27, 2007, by and between FirstPlus Financial Group, Inc. and William Handley (8)

10.19	Employment Agreement, dated November 13, 2007, by and between FirstPlus Financial Group, Inc. and Robert O’Neal (9)

10.20	Amended and Restated Employment Agreement, dated November 13, 2007, by and between FirstPlus Financial Group, Inc. and John Maxwell (9)

10.21*	Collateral Pledge Agreement and Subordinated Debenture dated December 31, 2007 between Rutgers Investment Group and FirstPlus Financial Group

14.1*	FirstPlus Financial Group, Inc. Code of Ethics

21.1*	Subsidiaries of FirstPlus Financial Group, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32.2*	Certification of Principal Financial Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed Herewith

(1)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed as of May 29, 1998.

(2)	Incorporated by reference to the exhibits included with our Current Report on Form 10-KSB for the year ended December 31, 2004.

(3)	Incorporated by reference to the exhibits included with our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.

(4)	Incorporated by reference to the exhibits included with our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

(5)	Incorporated by reference to the exhibits included with our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

(6)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on July 24, 2007.

(7)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on August 2, 2007.

(8)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on August 31, 2007, as amended.

(9)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on November 14, 2007.

FIRSTPLUS FINANCIAL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FIRSTPLUS Financial Group, Inc.
Irving, Texas
We have audited the accompanying consolidated balance sheet of FIRSTPLUS Financial Group, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FIRSTPLUS Financial Group, Inc. at December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
The 2006 financial statements were audited by other auditors whose report dated April 2, 2007, expressed an unqualified opinion on the financial statements.

/s/ Buckno Lisicky & Company, PC
Allentown, Pennsylvania
March 26, 2008

FIRSTPLUS FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December	December
	31, 2007	31, 2006
ASSETS:
Cash and cash equivalents	$2,615,260	$13,021,978
Accounts receivable, net of allowances	3,441,208	0
Other receivables, factors	558,864	0
Inventory	612,341	566,145
Prepaid expenses	273,637	29,643
Tax refund receivable	16,000	0

Total current assets	7,517,310	13,617,766

Land	1,040,000	0
Property and equipment (net of accumulated depreciation of $155,274 and $716)	3,681,048	24,578
Accounts receivable Capital Lending Strategies, LLC	0	82,343
Notes receivable	347,316	481,473
Security deposits	71,117	23,000
Advance — Home Loan Advisors	70,000	0
Employee advances	31,206	0
Goodwill	5,447,998	0
Claim from bankruptcy estate	0	2,341,761
Licenses and trademarks, net of accumulated amortization of $3,110	35,625	0
Deferred tax asset	1,379,315	93,300
Investment in Capital Lending Strategies, LLC	0	71,150

Total assets	$19,620,935	$16,735,371

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Line of credit	$1,000,000	$0
Accounts payable	298,069	0
Income taxes payable	0	113,864
Accrued expenses	1,000,239	171,739
Billings in excess of costs and estimated earnings on uncompleted contracts	90,994	0
Deferred revenue	44,261	0
Notes payable	720,000	312,000

Total current liabilities	3,153,563	597,603

Commitments and contingencies	0	3,083,760

Stockholders’ equity:
Common stock, $.01 par value, 101,000,000 shares authorized; 49,845,100 and 48,245,090 shares issued and outstanding at December 31, 2007 and 2006	498,451	482,451
Additional paid in capital	17,574,354	17,306,123
Retained earnings (deficit) since December 31, 2002 when a deficit of $312,527,864 was eliminated in connection with a quasi-reorganization	(1,605,433)	(4,734,566)

Total stockholders’ equity	16,467,372	13,054,008

Total liabilities and stockholders’ equity	$19,620,935	$16,735,371

See accompanying notes to consolidated financial statements.

FIRSTPLUS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2007	2006

Revenues	$18,508,592	$25,692

Cost of goods sold	9,089,355	0

Gross profit	9,419,237	25,692

Operating expenses:
General and administrative	7,699,149	3,069,053

Total operating expenses	7,699,149	3,069,053

Operating income (loss)	1,720,088	(3,043,361)

Non-operating income/(loss):
Release of creditor claims	3,450,000	0
Discounts on sale of notes	(191,328)	0
Cancellation of debt — Shore Escapes	30,351	0
Loss on investment — Capital Lending	(71,150)
Versatile Consulting LLC	0	(466,701)
Interest, net	359,002	412,621
Professional fees and other costs for acquisitions	(3,543,900)	0

Income (loss) before provision for income taxes	1,753,063	(3,097,441)

Provision for income taxes/(benefit)	(1,376,070)	—

Net income (loss)	$3,129,133	$(3,097,441)

Earnings (loss) per share	$0.07	$(0.07)

Weighted average of common shares outstanding	48,617,251	45,019,542

See accompanying notes to consolidated financial statements.

FIRSTPLUS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007 and 2006

	Number		Additional	Retained	Total
	of	Common	Paid-in	Earnings	Stockholders’
	Shares	Stock	Capital	(Deficit)	Equity

Balance, January 1, 2006	45,340,090	$453,401	$11,490,171	$(1,637,125)	$10,306,447

Issuance of stock on conversion of certificated interests	2,905,000	29,050	(29,050)	—	—

Revaluation of amounts adjusted in quasi-reorganization (notes 4, 5 and 6)	—	—	9,460,250	—	9,460,250

Stock based compensation	—	—	3,616	—	3,616

Dividends paid	—	—	(3,618,864)	—	(3,618,864)

Net loss	—	—	—	(3,097,441)	(3,097,441)

Balance, December 31, 2006	48,245,090	482,451	17,306,123	(4,734,566)	13,054,008

Issuance of common stock	876,810	16,000	260,999	—	276,999

Stock based compensation	723,200	—	7,232	—	7,232

Dividends paid	—	—	—	—	—

Net income	—	—	—	3,129,133	3,129,133

Balance, December 31, 2007	49,845,100	$498,451	$17,574,354	$(1,605,433)	$16,467,372

See accompanying notes to consolidated financial statements.

FIRSTPLUS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$3,129,133	$(3,097,441)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Allowance for bad debts	948,724	0
Deferred income taxes	(1,376,070)	93,300
Depreciation and amortization	157,667	717
Stock based compensation	7,232	3,616
Loss on Versatile Consulting LLC (see note 4)	0	466,701
Loss on investment — Capital Lending	71,150	0

Changes in operating assets and liabilities:
Accounts receivable	(4,389,937)	0
Other receivables, factors	(558,864)	0
Inventory	(46,196)	(566,145)
Prepaid expenses	(243,994)	(29,643)
Security deposits	(48,117)	(23,000)
Notes receivable	134,157	(481,473)
Advances — Home Loan Advisors	(70,000)	0
Employee advances	(31,206)	0
Accounts payable	298,069	0
Accrued expenses	828,500	10,529
Income taxes payable	(113,864)	20,564
Billings in excess of costs and estimated earnings on uncompleted contracts	90,994	0
Deferred revenue	44,261	0
Commitments and contingencies	(3,450,000)	0

Net cash used in operating activities	(4,618,361)	(3,695,575)

Cash flows from investing activities:
Collection on bankruptcy estate claim	2,341,761	16,029,933
Commitment on bankruptcy estate claim	366,240	3,083,760
Collections on line of credit Capital Lending Strategies LLC	82,143	35,443
Purchase of fixed assets	(3,145,164)	(25,294)
Purchase of land	(1,040,000)	0
Purchase of licenses and trademarks	(39,070)	0
Acquisition of Rutgers Investment Group, LLC	(1,915,000)	0
Acquisition of Globalnet Enterprises, LLC	(3,547,498)	0
Receipt of state refund — net	0	62,881
Versatile Consulting, LLC		(466,701)

Net cash provided by (used in) investing activities	(6,896,588)	18,720,022
See accompanying notes to consolidated financial statements.

FIRSTPLUS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2007	2006

Cash flows from financing activities:
Proceeds from line of credit	1,000,000	0
Note Payable — First Plus Restoration	16,000	0
Note payable — Olé Auto Group	(192,000)	312,000
Issuance of common stock	284,231	0
Dividends paid	0	(3,618,864)

Net cash provided by (used in) financing activities	1,108,231	(3,306,864)

Net increase (decrease) in cash	(10,406,718)	11,717,583

Cash at the beginning of the year	13,021,978	1,304,395

Cash at the end of the year	$2,615,260	$13,021,978

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$—	$1,289

Taxes	$—	$19,600

Non-cash investing and financing activities:
Building acquired with note payable	$600,000	$0

See accompanying notes to consolidated financial statements.

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Consolidated Financial Statements

1. Description of the Company
     First Plus Financial Group, Inc. and Subsidiaries (“the Company”), is a diversified company that provides commercial loan, auto loan, consumer lending, residential and commercial restoration, facility (janitorial) care, and construction management services. The Company recently completed a series of acquisitions designed to provide significant growth potential and create value for the Company’s shareholders and employees.
     The Company has three direct subsidiaries, Rutgers Investment Group, Inc. (“Rutgers Investment”), FirstPlus Enterprises, Inc. (“FirstPlus Enterprises”) and FirstPlus Development Company (“FirstPlus Development”). FirstPlus Enterprises in turn has four of its own direct subsidiaries, Olé Auto Group, Inc. (“Ole Auto Group”), FirstPlus Restoration Co., LLC (“FirstPlus Restoration”), FirstPlus Facility Services Co., LLC (“FirstPlus Facility”), and Velia Charters, Inc. (“Velia Charters”). FirstPlus Restoration and FirstPlus Facility jointly own FirstPlus Restoration & Facility Services Company (“FirstPlus R&F”). FirstPlus Development has its own direct subsidiary, FirstPlus Acquisitions-1, Inc. (“FirstPlus Acquisitions”). The operational aspects of the material subsidiaries are set forth below.
     Rutgers Investment
     Rutgers Investment operates chiefly in the commercial and residential loan sector by providing financial advisory services and capital for small and middle market companies, i.e., those with annual sales over $500,000. In this regard, Rutgers offers various business funding programs with lines of credit between $50,000 and $25 million. These programs include loans (term, bridge, real estate, line of credit), financing (equipment, machinery, purchase order, accounts receivable), sale-leasebacks of existing machinery, new leases, mergers and leveraged buyouts. In marketing these financial solutions, Rutgers Investment focuses on businesses that are less attractive to conventional banking institutions, as well as those in the medical and construction industries. Rutgers Investment accepts a variety of collateral as consideration, including commercial accounts receivable, machinery and equipment, inventory, real estate, and liquid securities. Once Rutgers Investment receives a completed client financial package, it generally can process loan approval within seven to 14 business days. In addition, Rutgers Investment offers through its brokerage business residential loans for first mortgages, second mortgages and credit lines and provides some brokerage services for consumer loans. Rutgers Investment has offices in Texas and Pennsylvania and is in the process of becoming licensed to do business in a number of geographically dispersed states. Additionally, Rutgers Investment has hired Herb Thomas law for the purpose of procuring mortgage banker licensing. Rutgers Investment is in the process of becoming a licensed mortgage banker in 48 states.
     The target market strategy has typically been focused on the borrower with a credit score on the lower end of the credit score spectrum seeking to refinance for improved terms and debt consolidation. We then utilize our technologies and experience to get that borrower approved on a FNMA (“Fannie Mae”), FHLMC (“Freddie Mac”) or FHA programs for which they might not know they qualify. The result is a higher yielding loan. Rutgers Investment’s three offices have a focus on business development and commercial lending. Rutgers Investment also specializes in construction loans, residential first and second mortgages, as well as business lines of credit .
     FirstPlus Development
     FirstPlus Development is a first tier wholly owned subsidiary of FirstPlus Financial Group serving as a general contractor and construction manager, with its principal office in Philadelphia, Pennsylvania. Additionally, FirstPlus Development is licensed to do business in New York, New Jersey, Delaware, Texas, Florida, and Louisiana.

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Consolidated Financial Statements

     FirstPlus Development utilizes a state of the art estimating system, approved by most national insurance carriers, that permits us to bid on additional projects for a variety of industries that otherwise may not have been available to us.
     FirstPlus Development’s current operation has expanded from moderate size alterations and single family homes to large scale alterations and design build residential, commercial and industrial projects for private developers and municipalities. Our new headquarters (designed and built-In house) is a state of the art facility that has created an atmosphere resulting in maximum efficiency, as well enhanced project quality control.
     To date, FirstPlus Development has completed a number of residential and commercial projects, including a design-build renovation and expansion in Bethany Beach, Delaware, new modular homes in Dover and Elsmere, Delaware and a renovation to a National Landmark Theatre in Philadelphia. We are currently working on four Assisted Living Facilities, for a National Chain, located in New Jersey.
     FirstPlus Acquisitions-1, Inc.
FirstPlus Acquisitions acquires real estate for leasing and investment purposes as well as for use by FirstPlus subsidiaries. FirstPlusAcquisitions provides the FirstPlus Group and more specifically FirstPlus Development with the ability to acquire real estate and protect it from the trades associated with major construction. The company serves to reduce the liability of the other subsidiaries by limiting the exposure associated with the owning of real estate to this particular entity. FirstPlus Acquisitions currently holds properties used for the benefit of Ole Auto Group.
     FirstPlus Enterprises
     FirstPlus Enterprises seeks to acquire established companies as well as newer, developing companies, or financially distressed companies in need of resources and direction to realize their business goals in the following industries: waste management, direct mail wholesale, retail healthcare products, residential and commercial cleaning, residential and commercial construction, commercial printing, transportation and manufacturing, in the United States as well as internationally. Our personnel and outside consultants are skilled in the areas of operations and finance, disciplines vital to the success of these acquisitions.
     In the third quarter of 2007 FirstPlus Enterprises completed multiple acquisitions. The acquisition of Globalnet Enterprises and its wholly owned subsidiaries , Globalnet Restoration, Facility Services, and Development produced two of Enterprises’ current holdings. Further, it produced the addition of FirstPlus R & F, a wholly owned subsidiary of FirstPlus Restoration and FirstPlus Facility Services to the list of FirstPlus Enterprises holdings. Additionally, FirstPlus Enterprises took control of the Olé Auto Group and added the automobile seller to its holding portfolio..
     Olé Auto Group
     Olé Auto Group, a wholly owned subsidiary of FirstPlus Enterprises, is active in the buy here-pay here segment of the used automobile market, which accommodates customers with limited or damaged credit histories. In some cases, Olé Auto Group directly finances the sales of used automobiles and, due to the sub-prime status of its borrowers, is able to charge above-market interest rates. As of year-end, Olé Auto Group had three used car dealerships in Texas. In the fourth quarter of 2007, Olé Auto Group acquired a reconditioning center to detail, inspect, and restore automobiles purchased at auction and to support Olé Auto Group’s existing dealerships.

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Consolidated Financial Statements

     Olé Auto Group’s corporate headquarters is located in Irving, Texas.
     Olé Auto Group has plans to open two more used car dealerships in the Dallas — Fort Worth Texas Metroplex before June 2008 and have a retail presence in the Texas valley before year end.
     FirstPlus Restoration
     FirstPlus Restoration, a wholly owned subsidiary of FirstPlus Enterprises, is a restoration company providing nationwide first class customer service to residential, commercial and industrial property owners who have sustained a hardship related to a fire, water, smoke, mold or wind damage occurrence.
     FirstPlus Restoration’s use of state of the art radio tracking equipment provides First Plus Restoration the ability to monitor and track all emergency calls 24 hours a day, seven days a week. FirstPlus Restoration uses several technologies in its restoration services. Infrared camera technology detects water leakage as well as post- flood and fire damage; infrared thermographic inspection provides a non-invasive means of monitoring and diagnosing building conditions; and Cold Jet dry ice blasting technology allows for non-abrasive surface cleaning.
     Once on scene, one of many emergency service technicians are able to conduct a variety of emergency services including but not limited to: board up service, structural drying, debris removal, water extraction, sewage clean-up, mold remediation, smoke & odor removal and contents pack out and inventory. FirstPlus Restoration’s strength is contributed to by two major elements: (1) first on scene and (2) performing quickly and efficiently while maintaining a peace of mind for the property owner; hence our slogan “Restoring Properties. Restoring Lives.” FirstPlus Restoration also utilizes a training facility for its employees and contractors consisting of a technologically advanced classroom , as well as simulated job-site locations for on the job training.
     Before restoration and prior to removing damaged interior materials, FirstPlus Restoration contracts with insurance companies. The business of FirstPlus Restoration depends to a large extent on its relationship with insurance carriers and insurance adjusters. In addition, through its toll-free telephone number, FirstPlus Restoration provides customer service 24 hours a day, seven days a week. FirstPlus Restoration services customers in Maryland, Delaware, New Jersey, Pennsylvania and New York
     FirstPlus Facility
     FirstPlus Facility, a wholly owned subsidiary of FirstPlus Enterprises, is a national facility care provider (janitorial) for industrial, commercial and residential facilities that occupy both interior and exterior environments. Restorative services include general cleaning (from heavy-duty to detail cleaning), floor care, construction clean-up, transitional store cleaning, commercial kitchen cleaning and light bulb replacement. Specific to residential properties, FirstPlus Facility provides post-residential clean-up and move-in/move-out cleaning services. FirstPlus Facility also provides clean-up services required because of fire, flood or national disaster. Similar to FirstPlus Restoration, FirstPlus Facility offers 24 hour a day, seven day a week customer service through its toll-free telephone number. FirstPlus Facility directly services customers in Maryland, Delaware, New Jersey, Pennsylvania and New York. In addition, FirstPlus Facility has a contract management program that allows for the servicing of national contracts through the use of various sub-contractors that are used to perform services. The use of subcontractors enables FirstPlus Facility to expand its area of service to a larger geographical region and provides a larger labor pool to draw from. The subcontractors are monitored by our operations manager, and carry their own insurance, based on our requirements.

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Consolidated Financial Statements

     The largest part of FirstPlus Facility’s income is based on re-occurring monthly contracts for a minimum of one year per contract. Some income is derived from “one time cleaning,” i.e., construction clean-ups.
     FirstPlus Restoration & Facilities Services
     FirstPlus R&F, a wholly owned subsidiary of FirstPlus Restoration and FirstPlus Facility, is planned to be a franchisor providing the right to own and operate a single business that provides emergency restoration and commercial cleaning services, as well as janitorial and building maintenance services.
     It is anticipated that franchises will start to be sold during 2008. Buying a franchise enables the franchisee to offer and provide emergency restoration and cleaning services related to fire damage, water damage and mold contamination, as well as janitorial and building maintenance services under certain proprietary marks.
     In order to train potential franchisees, FirstPlus R&F has built a world-class training facility consisting of a learning center, as well as simulated job-site locations for on the job styles of training. This same facility is also utilized by FirstPlus Restoration and FirstPlus Facility for training purposes. This facility is currently under review to obtain a Institute of Inspection, Cleaning and Retoration and Certification (IICRC) approved school status. FirstPlus R&F will have the ability to train franchisees on operating procedures as well as offer them certifications in industry related courses and offer continuing education. The facility also contains a 1000 square foot home that can be saturated with 1500-2000 gallons of water for instruction on how to use the most up to date technology to dry the entire structure without having to remove any building material. This type of facility is one of six that are located in the United States and one of nine in the world and will put us in the forefront of what we can offer to franchisees as it relates to training.
2. Summary of Significant Accounting Policies
Principles of Consolidation:
     The consolidated financial statements include the accounts of FIRSTPLUS Financial Group, Inc., and its wholly-owned subsidiaries, Rutgers Investment Group, Inc., First Plus Development, Inc., and First Plus Enterprises, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents:
     For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid investments which are readily convertible into known amounts of cash and have a maturity of three months or less when acquired to be cash equivalents. At December 31, 2007, management believes that the carrying amount of cash equivalents approximates fair value because of the short maturity of these financial instruments.

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Consolidated Financial Statements

Loans and Allowance for Loan Losses:
     The Company measures and reserves for impairment on a loan-by-loan basis using the present value of expected future cash flows discounted at the loan’s effective interest rate.
Accounts Receivable and Allowance for Bad Debts:
     The Company estimates potential bad debts using the allowance method.
Inventory:
     Inventories are stated at the lower of cost or market on the first-in, first-out basis.
Property, Plant & Equipment:
     The Parent Company and subsidiaries’ fixed assets consist of land, buildings, furniture, fixtures, equipment and airplane used in operations of each Company. The useful lives are estimated to be forty years for the building and between five and ten years for other fixed assets. The assets are being depreciated on the straight-line method.
Concentration of Credit Risk:
     FPFG at times during operations has cash deposits that exceed $100,000 in one account in individual banks. The Federal Deposit Insurance Corporation (FDIC) insures only the first $100,000 of funds at member banks. FPFG has not incurred losses related to its cash.
Income Taxes:
     In accordance with SFAS No. 109, “Accounting for Income Taxes,” and FIN 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. Based on the December 31, 2007 loss, FPFG will have a net operating loss carryforward available of approximately $42,600,000. A valuation allowance is provided against the deferred tax asset for future taxable income as realization is uncertain.
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

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Consolidated Financial Statements

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
     Effective with the change in management in June 2007 and the related refocusing of the Company’s strategic direction, the Company is no longer in a Quasi-reorganization stage of operations.
Goodwill and Other Intangibles:
     Goodwill is not amortized. All other intangibles arising from acquisitions and research alliances have finite lives and are amortized over their estimated useful lives ranging from 5 to 7 years using the straight-line method. Amortization expense for 2007 and 2006 is $3,110 and $0, respectively. The estimated amortization expense for the five succeeding years approximates $3,000 before tax, per year. Substantially all of the amortization expense is included in general and administrative expenses. See Note 8 for further discussion of goodwill and other intangibles acquired during 2007.
     Goodwill and net other intangibles are reviewed to assess recoverability at least annually and when certain impairment indicators are present. No material impairments occurred with respect to the carrying value of our goodwill or other intangible assets in 2007
3. Other Assets
     FPFG retains a claim against the bankruptcy estate of its former subsidiaries from monies advanced to them.
     On March 23, 2007 the bankruptcy trustee made a distribution of $2,708,000 to the Company, bringing the aggregate amount of funds designated for the benefit of FPFG to $21,819,193. On October 31, 2007 the bankruptcy trustee made a distribution of $6,226,422 to the Company, bringing the aggregate amount of funds designated for the benefit of FPFG to $28,045,615.
     FPFG, nor the bankruptcy trustee, can estimate the amount or timing of any future payments. The Company has conducted an exhaustive search for outstanding claims against FPFG or claims against its former subsidiaries that FPFG has assumed.
     Effective with the change in management in June 2007 and the related refocusing of the Company’s strategic direction, the Company reevaluated the relationship of the Company to the Grantor Trust and the status of its Quasi-Reorganization which took place in 2002. After performing an extensive legal investigation, the Company determined it was no longer liable for the $3,450,000 accrued contingent liability to former creditors as no former creditors have initiated a claim against FPFG and, as a result, recognized the release of creditor claims as non-operating income during the third quarter of 2007. In addition, the Company recognized the October 31, 2007 proceeds from the bankruptcy trustee of $6,226,422 as income from operations as the Company has utilized these funds to fund the start-up of its expanded operations created upon the completion of its business acquisitions during the third quarter of 2007.
     The funds set aside by the bankruptcy trustee are not readily accessible to the Company; therefore, the Company did not consider the funds to be cash or cash equivalents as of December 31, 2007.

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Consolidated Financial Statements

4. Commitments and Contingencies
     Effective with the change in management in June 2007 and the related refocusing of the Company’s strategic direction, the Company reevaluated the relationship of the Company to the Grantor Trust and the status of its Quasi-Reorganization which took place in 2002. After performing an extensive legal investigation, the Company determined it was no longer liable for the $3,450,000 accrued contingent liability to former creditors as no former creditors have initiated a claim against FPFG and, as a result, recognized the release of creditor claims as non-operating income during the third quarter of 2007.
     The Company leases its operating facilities for various terms under long-term, operating lease agreements. The leases expire at various dates through 2011 and provide for renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments. Lease expense totaled $528,886 during 2007.
     The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

Year Ending December 31	Amount
2008	$303,912
2009	303,912
2010	303,912
2011	303,912
2012	0

Thereafter	0

$1,215,648

     Total minimum lease payments do not include contingent rentals that may be paid under certain leases because of use in excess of specified amounts. Contingent rental payments were not significant in 2007 or 2006.
     Through a unanimous written consent of the Company’s reconstituted Board of Directors on or after June 7, 2007, the Company sought to (1) rectify certain deficiencies — including, but not limited to delinquent tax filings, lack of a business plan, lack of Sarbanes-Oxley Act compliance, and generally deficiency in all governmental reporting requirements, including accounting requirements — and (2) contemporaneously and unanimously agreed to retain William Maxwell (William Maxwell, P.LLC.) and other law firms and consultants associated with William Maxwell to advise the Board regarding business matters; they include business operations, legal operations of the company, legal issues facing the company, due diligence relative to potential acquisitions. Such operations would be those required to assist the Company in attaining trading status as a bulletin board stock. Compensation for Mr. Maxwell’s work for the Company was agreed to be disbursed on a monthly basis along with expenses incurred as a result of Company business. In addition, it was agreed that Mr. Maxwell — on a forward going basis — will be paid a bonus of $3 million in currency or stock (at the fixed rate of FPFX.PK exchange rate as of close of business on June 7, 2007). Mr. Maxwell will also be paid an additional $2 million in currency or stock (fixed rate FPFX.PK stock value as of June 7, 2007) should the Company’s stock be listed on a national exchange.

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Consolidated Financial Statements

5. Stockholders’ Equity
     On December 31, 2007, First Plus Financial Group, Inc. issued 10,000,000 common shares of Reg D Sect 144 stock to its subsidiary, Rutgers Investment Group, as collateral for a $1,000,000 subordinated debenture between First Plus Financial Group, Inc. and Rutgers Investment Group, Inc. at the December 31, 2007 closing share price of $0.18/share.
6. Stock-based Compensation
     On November 30, 2007, the Board of Directors of FirstPlus Financial Group, Inc. (the “Company”) terminated the Company’s Stock Option Plan (the “Plan”). The Plan provided for the issuance of awards of stock options and restricted stock. As adopted, an aggregate of 4,500,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) was reserved for issuance under the Plan. The termination of the Plan may not substantially impair any Option or Restricted Stock previously granted to any Optionee or Grantee without the consent of such Optionee or Grantee. At the time the Plan was terminated, one optionee held an option to purchase up to 470,000 shares of Common Stock, which is unaffected by the termination of the Plan and will expire on December 12, 2016.
     Any capitalized terms used herein not otherwise defined have the meanings attributed to them in the Plan. A copy of the Plan was filed with the Securities and Exchange Commission as Exhibit 10.15 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
7. Business Acquisitions
     On July 23, 2007, Rutgers Investment Group, Inc., a wholly-owned subsidiary of the Company (“Rutgers”), entered into a definitive purchase agreement with Rutgers Investment Group, LLC (“RIG”), and Learned Associates of North America, LLC, Seven Hills Management, LLC and Peter S. Fox, the members of RIG, to purchase substantially all of RIG’s assets related to its commercial and consumer lending business. The transaction was consummated simultaneously. The purchase price consisted of a cash payment of $1,825,000 and 500,000 shares of common stock of the Company, the closing price of which on Friday, July 20, 2007 was $0.18 per share. Rutgers also agreed to assume certain specified liabilities of the RIG.
     The assets purchased were the subject of a limited scope business evaluation report, which confirmed the valuation of such assets. Based in part upon such report, the Company concluded that the value of the assets purchased exceeded the purchase price therefore.
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
     The Company recorded goodwill of $1,915,000 as a result of the Rutgers acquisition.
     On July 30, 2007, First Plus Enterprises, Inc. and First Plus Development Company, both wholly-owned subsidiaries of the Company, entered into a definitive purchase agreement with Globalnet Enterprises, LLC, and its members: Learned Associates of North America, LLC, Seven Hills Management, LLC, Diversified Development LLC and Ajax Baron, LLC, to purchase all of the limited liability company interests (the “Interests”) of Globalnet Development Co., LLC (“Globalnet Development”), Globalnet Facility Services Co., LLC (“Globalnet Facility

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Consolidated Financial Statements

Services”) and Globalnet Restoration Co., LLC (“Globalnet Restoration”). The transactions were consummated simultaneously. The purchase price consisted of a cash payment of $4,540,000 ($3,045,000 of which was paid at closing and the balance of which is payable on the second anniversary of closing) and 1,100,000 shares of common stock of the Company, the closing price of which on Friday, July 27, 2007 was $.17 per share.
     The Interests purchased were the subject of a limited scope business evaluation report, which confirmed the valuation of such Interests. Based in part upon such report, the Company concluded that the value of the Interests purchased exceeded the purchase price therefor.
     Globalnet Restoration performs restorative services on commercial, industrial, and residential facilities as a result of unlawful activity or natural disaster, i.e., damage caused by fire, flood, hurricane, wind, etc. Globalnet Restoration contracts with insurance companies prior to “securing” facilities — removing damaged interior materials prior to reconstruction.
     The First Plus Enterprises business acquisitions disclosed above were partially owned by business consultants retained by the Company’s Corporate Counsel, William Maxwell, PLLC. As disclosed in above, the acquisitions were completed on an arms-length basis based on a business evaluation report.
     The Company recorded goodwill of $3,547,498 as a result of the First Plus Enterprises, Inc. and First Plus Development Company acquisition.
8. Property and Equipment
As of December 31, 2007 and 2006, property and equipment consisted of the following:

	2007	2006

Buildings and improvements	$1,473,411	$0
Airplane	618,000	0
Vehicles	72,000	0
Furniture, fixtures and equipment	1,672,911	25,294

	3,836,322	25,294

Less accumulated depreciation and amortization	155,274	716

	$3,681,048	$24,578

Depreciation expense was $15,558 and $716 for the years ended December 31, 2007 and 2006, respectively.

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Consolidated Financial Statements

9. Line of Credit
          The Company has available a $1,000,000 line of credit with a floating rate of prime plus 1 1/2% . There is $1,000,000 outstanding as of December 31, 2007. The line is secured by a certificate of deposit.
10. Notes Payable
          As part of the formation of Olé Auto Group, Inc., the Company acquired a book of notes receivable for $520,000 payable in three installments: $208,000 upon acquisition, $208,000 in January 2007, and the remaining $104,000 to be paid upon final collection of the estimated notes receivable.
          The Company has a note payable related to the purchase of a reconditioning facility for Olé Auto Group for $600,000 as of December 31, 2007 with an interest rate of 7%. The note is secured by the facility and matured March 2, 2008. The note was refinanced in March 2008.
          The Company also has a $16,000 note payable related to Globalnet Restoration as od December 31, 2007. The note was satisfied in January 2008.
11. Income Taxes
          Provision for income taxes for the year ended December 31, 2007 is as follows:

Deferred:
Federal	$13,793,147
Increase in valuation allowance	(12,413,832)

Other	3,245

Income tax benefit	$(1,376,070)

          As of December 31, 2007, the components giving rise to the deferred income tax asset described above has been included in the accompanying balance sheet as follows:

Deferred tax asset:
Net operating loss	$13,901,417

Deferred tax liability:
Property and equipment	(108,270)

13,793,147
Less valuation allowance	12,413,832

Net deferred tax asset	$1,379,315

          A valuation allowance is provided to reduce the deferred tax asset to a level, which, more likely than not, will be realized. The net deferred tax asset reflects management’s estimate of the amount which will be realized from reversals of taxable temporary differences, which can be predicted with reasonable certainty. The net change in the valuation allowance for the year ended December 31, 2007 is an increase of $12,413,832. The changes resulted from management’s reevaluation of the realizability of future income tax benefits.

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Consolidated Financial Statements

          The Company had previously not filed tax returns since 1999. During the fourth quarter of 2007, the Company filed tax returns for the years 2000 through 2006. Based on the tax returns now filed, the Company has net operating loss carryforwards for federal purposes of approximately $42,600,000 available as of December 31, 2007 which will expire in years ranging from 2020 to 2027 if not used.
Note 12. Segment Information
          The Company distinguishes its two main operating segments by entity and the type of products they sell.
          The following table sets forth the net revenues, operating expenses and pre-tax earnings of our reportable segments for the year ended December 31, 2007:

	FirstPlus
	Financial	Ole Auto
	Group, Inc.	Group, Inc.
Net Revenues	$6,239,997	$10,697,616
Operating expenses	5,715,961	11,494,447
Other income (expense)	5,149,368	(191,328)
Pre-tax earnings (loss)	5,673,404	(988,159)
Note 13. Quarterly Results of Operations (unaudited)
          Below is a summary of the quarterly results of operations for each quarter of the years ended December 31, 2007 and 2006:

	First	Second	Third	Fourth
2007
Sales	$1,430,783	$4,770,312	$1,959,509	$10,347,988
Gross profit	478,284	1,771,875	383,801	6,785,777
Net income (loss)	(81,059)	(53,936)	132,364	3,131,764

Net income (loss) per common share	0.00	0.00	0.03	0.04

2006
Sales	$0	$0	$0	$25,692
Gross profit	0	0	0	25,692
Net income (loss)	(249,337)	(1,356,406)	(508,487)	(983,211)

Net income (loss) per common share	(0.01)	(0.03)	(0.01)	(0.02)

FIRSTPLUS FINANCIAL GROUP, INC.
Notes to the Consolidated Financial Statements

14. Recent Accounting Pronouncements
          In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting for uncertainties in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The provisions of FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007.
15. Subsequent Events
          On January 31, 2008, First Plus Enterprises, Inc. acquired the business assets of The Premier Group, LLC, a Miami, Florida based public adjusting company, consisting of receivables, real estate and existing customer contracts, for a purchase price of $700,000 and 1,000,000 shares of Reg D Sect 144 stock. The purchase price consisted of a cash payment of $125,000 and a series of notes payable totaling $575,000 at interest rates ranging from 7 to 7 1/2%.
          First Plus Acquisitions-1, Inc. entered into an agreement to sell the Olé Auto Group Bachman used car lot located on Northwest Highway, Dallas, Texas for a selling price of $1,550,000. The Company retained a double-net leaseback arrangement with the buyer which calls for a lease payment of $15,000 per month.
          On January 31, 2008, First Plus Restoration acquired the assets of American Insurance Restoration for a purchase price of $235,000 consisting of a cash payment of $115,000 and a note payable for $120,000. The note has no stated interest rate and calls for principal repayment of $10,000 per month with a maturity date of January 15, 2009.
          In addition to this asset purchase, First Plus Restoration established a division in South Florida, utilizing the real estate acquired as part of The Premier Group, LLC asset purchase.
          On March 14, 2008, Rutgers Investment gave notice of termination regarding its management services and outsourcing agreement with Home Loan Advisors of California.
          Olé Auto Group negotiated a mutual release lease termination agreement for its Garland used car lot and relocated the Garland lot’s operations and inventory to the another Olé Auto Group used car lot.