Form 10-Q
period 2008-03-31
FIRSTPLUS FINANCIAL GROUP INC
filed 2008-05-20
CIK 1000368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission File Number: 001-13753
FIRSTPLUS FINANCIAL GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	75-2561085 (IRS Employer Identification No.)

122 W. John Carpenter Freeway, Suite 450, Irving Texas (Address of principal executive offices)	75039 (Zip code)
Registrant’s telephone number: (214) 717-7969
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
61,095,090 shares of common stock issued and outstanding as of May 1, 2008
     Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☑

Page No.
NOTE CONCERNING FORWARD-LOOKING INFORMATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007
Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2008 and 2007
Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2008 and 2007
Consolidated Statements of Changes in Shareholders’ Equity
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4T. Controls and Procedures

PART II: OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits

SIGNATURES

EXHIBIT INDEX
Stock Purchase Agreement
Resignation Letter of Joseph Steward
Certification of Principal Executive Officer Pursuant to Section 302(a)
Certification of Principal Financial Officer Pursuant to Section 302(a)
Certification of Principal Executive Officer Pursuant to Section 906
Certification of Principal Financial Officer Pursuant to Section 906

NOTE CONCERNING FORWARD-LOOKING INFORMATION
     References in this Quarterly Report on Form 10-Q to “us,” “we,” “our” and the “Company” refer to FirstPlus Financial Group, Inc. and its subsidiaries, where applicable. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking terminology includes the words “may,” “expects,” “believes,” “anticipates,” “intends,” “projects” or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based upon the Company’s current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in its expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
     The interim financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and the results of our operations for the interim periods presented.
     The interim financial statements should be read in conjunction with the financial statements of the Company and the notes thereto contained in the Company’s audited financial statements for the year ended December 31, 2007 presented in the Annual Report on Form 10-KSB that was filed with the Securities and Exchange Commission on March 31, 2008.

FIRSTPLUS FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March	December
	31, 2008	31, 2007
ASSETS:
Cash and cash equivalents	$1,187,349	$2,615,260
Accounts receivable, net of allowances	1,356,405	3,441,208
Other receivables, factors	0	558,864
Inventory	145,017	612,341
Prepaid expenses	655,429	273,637
Tax refund receivable	16,000	16,000

Total current assets	3,360,200	7,517,310

Land	0	1,040,000
Property and equipment (net of accumulated depreciation of $220,114 and $155,274)	2,910,316	3,681,048
Notes receivable	6,545	347,316
Notes receivable — Stalwart Enterprises, Inc.	3,200,000	—
Security deposits	112,000	71,117
Advance — Home Loan Advisors	464,188	70,000
Employee advances	31,206	31,206
Goodwill	5,923,541	5,447,998
Licenses and trademarks, net of accumulated amortization of $3,113 and $3,110	36,205	35,625
Deferred tax asset	1,379,315	1,379,315

Total assets	$17,423,516	$19,620,935

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Line of credit	$1,000,000	$1,000,000
Accounts payable	923,434	298,069
Accrued expenses	331,587	1,000,239
Billings in excess of costs and estimated earnings on uncompleted contracts	148,596	90,994
Deferred revenue	37,569	44,261
Notes payable	1,192,197	720,000

Total current liabilities	3,633,383	3,153,563

Commitments and contingencies	0	0

Stockholders’ equity:
Common stock, $.01 par value, 101,000,000 shares authorized; 49,845,100 and 49,845,100 shares issued and outstanding at March 31, 2008 and 2007	498,451	498,451
Additional paid in capital	17,574,354	17,574,354
Retained earnings (deficit) since December 31, 2002 when a deficit of $312,527,864 was eliminated in connection with a quasi-reorganization	(4,282,672)	(1,605,433)

Total stockholders’ equity	13,790,133	16,467,372

Total liabilities and stockholders’ equity	$17,423,516	$19,620,935

FIRSTPLUS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	December 31,
	2008	2007
Revenues	$1,341,814	$1,430,783

Cost of goods sold	912,426	952,499

Gross profit	429,388	478,284

Operating expenses:
General and administrative	3,873,846	742,608

Total operating expenses	3,873,846	742,324

Operating loss	(3,444,458)	(264,324)

Non-operating income/(loss):
Gain on sale of Ole` Auto Group, Inc.	1,082,888	0
Discounts on sale of notes	(51,590)	0
Loss on sale of real estate	(251,601)	0
Interest, net	(12,478)	183,265
Professional fees and other costs for acquisitions	0	0

Loss before provision for income taxes	(2,677,239)	(81,059)

Provision for income taxes/(benefit)	—	—

Net (loss)	$(2,677,239)	$(81,059)

Earnings (loss) per share	$(0.05)	$—

Weighted average of common shares outstanding	49,845,100	48,245,090

FIRSTPLUS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,677,239)	$(3,097,441)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Allowance for bad debts	84,209	0
Deferred income taxes	0	93,300
Depreciation and amortization	97,668	717
Stock based compensation	0	3,616
Loss on Versatile Consulting LLC (see note 4)	0	466,701
Loss on sale of real estate	251,601	0
Gain on sale of Olé Auto Group, Inc.	(1,082,888)
Changes in operating assets and liabilities:
Accounts receivable	1,596,381	0
Other receivables, factors	558,864	0
Inventory	467,324	(566,145)
Prepaid expenses	(381,792)	(29,643)
Security deposits	(40,883)	(23,000)
Notes receivable	(340,771)	(481,473)
Advances — Home Loan Advisors	(394,188)	0
Accounts payable	640,262	0
Accrued expenses	(668,652)	10,529
Income taxes payable	0	20,564
Billings in excess of costs and estimated earnings on uncompleted contracts	57,602	0
Deferred revenue	(6,692)	0

Net cash used in operating activities	(1,539,314)	(3,695,575)
Cash flows from investing activities:
Collection on bankruptcy estate claim	0	16,029,933
Commitment on bankruptcy estate claim	0	3,083,760
Collections on line of credit Capital Lending Strategies LLC	0	35,443
Purchase of fixed assets	(723,610)	(25,294)
Sale of land	(788,399)	0
Purchase of licenses and trademarks	(583)	0
Acquisition of Premier Group, LLC	(425,000)	0
Receipt of state refund — net	0	62,881
Versatile Consulting, LLC	0	(466,701)

Net cash provided by (used in) investing activities	(360,794)	18,720,022

FIRSTPLUS FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2008	2007
Cash flows from financing activities:
Note Payable — Individual	200,000	0
Note Payable — AGPA Aquisition	62,599	312,000
Note payable — American Insurance Acquisition	60,000	312,000
Note payable — Building	266,000	0
Repayment of Notes Payable	(116,402)	0
Dividends paid		(3,618,864)

Net cash provided by (used in) financing activities	472,197	(3,306,864)

Net increase (decrease) in cash	(1,427,911)	11,717,583
Cash at the beginning of the year	2,615,260	1,304,395

Cash at the end of the year	$1,187,349	$13,021,978

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$12,478	$1,289

Taxes	$0	$19,600

Non-cash investing and financing activities:
Purchase of Premier Group, LLC for stock	$1,000,000	0
Sale of Olé Auto Group, Inc. for note receivable	$3,200,000	$0

Management’s Discussion and Analysis or Plan of Operation.
The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our consolidated financial statements and accompanying notes thereto included elsewhere herein.
Overview
     The Company is a diversified company that provides commercial loan, consumer lending, residential and commercial restoration, facility (janitorial and maintenance) services, insurance adjusting services, construction management services and a facilities and restoration franchise business. Toward this end, the Company has made several complementary acquisitions of businesses that are designed to create value through synergy and enterprise-level expertise.
     The Company has three direct subsidiaries, Rutgers Investment Group, Inc. (“Rutgers Investment”), FirstPlus Development Company (“FirstPlus Development”) and FirstPlus Enterprises, Inc. (“FirstPlus Enterprises”). In turn, FirstPlus Enterprises, Inc. has three of its own direct subsidiaries, FirstPlus Restoration Co., LLC (“FirstPlus Restoration”), FirstPlus Facility Services Co., LLC (“FirstPlus Facility”) and The Premier Group, LLC (“The Premier Group”). In turn, FirstPlus Restoration and FirstPlus Facility jointly own FirstPlus Restoration & Facility Services Company. Additionally, FirstPlus Development has one direct subsidiary FirstPlus Acquisitions-1, Inc. The operational aspects of certain of these subsidiaries are set forth below.
     Rutgers Investment
     Management’s focus on Rutgers Investment has been to qualify Rutgers Investment in 48 states as a mortgage banker. This process entails applying for mortgage banking licenses in each of the 48 states and thereafter qualifying as a mortgage banker in the particular state. Management anticipates that Rutgers Investment will be qualified as a mortgage banker in approximately 15 states during the second quarter of 2008. The remainder of this licensing process should be substantially completed by year-end.
     As state licensing is completed, it is expected that commercial loans will include (term, bridge, real estate, line of credit loans), financing (equipment, machinery, purchase order, accounts receivable), sale-leasebacks of existing machinery, new leases, mergers and leveraged buyouts. In marketing these financial solutions, Rutgers Investment will focus on businesses that are less attractive to conventional banking institutions, including those in the construction industries. Rutgers Investment plans to accept a variety of collateral as consideration, including commercial accounts receivable, machinery and equipment, inventory, real estate, and liquid securities.
     Additionally, as state licensing is completed, the firm’s target market strategy for residential loans will be on the individual borrower with a credit score on the lower end of the credit score spectrum seeking to refinance for improved terms and debt consolidation.
     Rutgers Investment is presently conducting mortgage banking on a limited basis and has offices in Pennsylvania and Texas.
     Rutgers Investment and HomeLoanAdvisors.com (“HLA”) entered into an outsourced mortgage processing and fulfillment services agreement effective December 31, 2007. The relationship proved unsuccessful and the agreement was terminated by Rutgers Investment on March 14, 2008.
     In support of Rutgers Investment, the Company, on December 31, 2007, issued 10,000,000 shares of its common stock to Rutgers for $1,000,000 that was evidenced by Rutgers Investment’s subordinated debenture delivered to the Company. This debenture was secured by a pledge of the Company common stock that was issued to Rutgers.

     FirstPlus Enterprises
     FirstPlus Enterprises seeks to acquire established companies in a variety of industries, as well as newer developing companies or financially distressed companies in need of resources and direction to realize their business goals. Our personnel and outside consultants are skilled in the areas of operations and finance, disciplines vital to the success of these acquisitions.
     In the first quarter of 2008, FirstPlus Enterprises completed two transactions. On January 31, 2008 The Premier Group, LLC was acquired by FirstPlus Enterprises. The purchase price consisted of a cash payment of $425,000 and 1,000,000 shares of the Company’s common stock, the closing price of which on Thursday, January 31, 2008 was $0.10 per share. The Premier Group is a licensed insurance adjuster that resolves insurance claims on behalf of its clients. Also, effective March 31, 2008, FirstPlus Enterprises sold all of the outstanding capital stock of its Olé Auto Group, Inc. subsidiary for $3,200,000 to Stalwart Enterprises, Inc. The purchase price is payable under a secured promissory note with an initial term of seven years and bears interest at the rate of 6% per annum.
Olé Auto Group
     Olé Auto Group, a wholly owned subsidiary of FirstPlus Enterprises, was sold effective March 31, 2008. Prior to its sale, the Olé Auto Group was active in the Buy Here-Pay Here segment of the used automobile market, which accommodated customers with limited or damaged credit histories. In some cases, Olé Auto Group directly financed the sales of used automobiles. As of the end of the quarter, the Olé Auto Group had two used car dealerships in Texas and a reconditioning center to detail, inspect, and restore automobiles purchased at auction and to support Olé Auto Group’s operations.
FirstPlus Restoration
     FirstPlus Restoration, a wholly owned subsidiary of FirstPlus Enterprises, provides on a nationwide basis first class restoration services to residential, commercial and industrial property owners who have sustained a hardship related to a fire, water, smoke, mold or wind damage occurrence.
     In its operations, FirstPlus Restoration utilizes state of the art radio tracking equipment that provides First Plus Restoration the ability to monitor and track all emergency calls, as well as several non-intrusive technologies including infrared camera, thermographic and Cold Jet dry ice blasting technologies. The firm also uses the training facility (see below), managed by FirstPlus Restoration and Facility, for employee and contractor training, continuing education and certifications.
     FirstPlus Restoration’s relationships with insurance carriers and insurance adjusters are material to its business as it customarily contracts with insurance companies for payment prior to beginning restoration services. On December 31, 2007, FirstPlus Restoration acquired the assets of American Insurance Restoration in order to increase its capacity. Additionally, the recent acquisition of The Premier Group LLC that provides insurance adjusting services to the general public will assist FirstPlus Restoration in acquiring new business.
FirstPlus Restoration provides customer service 24 hours a day, seven days a week. FirstPlus Restoration services customers in Maryland, Delaware, New Jersey, Pennsylvania, Florida, and New York.
FirstPlus Facility
     FirstPlus Facility, a wholly owned subsidiary of FirstPlus Enterprises, is a national janitorial/maintenance repair service provider for industrial, commercial and residential facilities that occupy both interior and exterior environments. Restorative services include general cleaning (from heavy-duty to detail cleaning), floor care, construction clean-up, transitional store cleaning, commercial kitchen cleaning and light bulb replacement. FirstPlus Facility recently commenced providing maintenance repair services. FirstPlus Facility also uses the training facility (see below), managed by

FirstPlus Restoration and Facility, for employee and contractor training, continuing education and certifications.
     Similar to FirstPlus Restoration, FirstPlus Facility offers 24 hour a day, seven day a week customer service through its toll-free telephone number and directly services customers in Maryland, Delaware, New Jersey, Pennsylvania and New York. Additionally, FirstPlus Facility has a contract management program that allows for the servicing of national contracts through the use of sub-contractors. The use of subcontractors enables FirstPlus Facility to expand its area of service to a larger geographical region and provides a larger labor pool to draw from. The subcontractors are monitored by our operations manager, and carry their own insurance, based on our requirements.
     The largest part of FirstPlus Facility’s income is based on recurring monthly contracts with annual renewals. Additive income is derived from “one-time cleaning,” i.e., construction clean-ups.
     FirstPlus Restoration & Facility (FirstPlus R&F)
     FirstPlus R&F, a wholly owned subsidiary of FirstPlus Restoration and FirstPlus Facility, is designed to be a franchisor offering the right to own and operate locations that provide emergency restoration and commercial cleaning services, as well as janitorial and building maintenance services.
     It is anticipated that franchises will be available for purchase during 2008. Buying a franchise enables the owner to offer and provide emergency restoration and cleaning services related to fire damage, water damage and mold contamination, as well as janitorial and building maintenance services under certain proprietary trademarks.
     In order to train potential franchisees, FirstPlus R&F has built a world-class training facility consisting of a learning center, as well as simulated job-site locations for on the job styles of training. This same facility is also utilized by FirstPlus Restoration and FirstPlus Facility for training purposes. The facility is currently under review to obtain an Institute of Inspection, Cleaning and Restoration and Certification (IICRC) approved school status. FirstPlus R&F will have the ability to train franchisees on operating procedures, as well as offer them certifications in industry related courses and offer continuing education. The facility also contains a one thousand square foot home that can be saturated with 1500-2000 gallons of water for instruction on how to use the most up to date technology to dry the entire structure without having to remove any building material. The facility is one of seven located in North America and one of nine in the world, thus placing FirstPlus R&F at the forefront of what can be offered to franchisees relative to restoration training.
FirstPlus Development
     FirstPlus Development is a first tier wholly owned subsidiary of the FirstPlus Financial Group serving as a general contractor and construction manager, with its principal office in Philadelphia, Pennsylvania. Additionally, FirstPlus Development is licensed to do business in New York, New Jersey, Delaware, Texas, Florida, Maryland, and Louisiana.
     FirstPlus Development utilizes a state of the art estimating system, approved by most national insurance carriers, that permits it to bid on additional projects for a variety of industries that otherwise may not have been available to FirstPlus Development.
     FirstPlus Development’s current operation has expanded from moderate size alterations and single family homes to large scale alterations and design/build residential, commercial and industrial projects for private developers and municipalities.
     To date, FirstPlus Development has completed a number of residential and commercial projects, including a design-build renovation and expansion in Bethany Beach, Delaware, new modular homes in Dover and Elsmere, Delaware and a renovation to a National Landmark Theatre in Philadelphia. The firm is currently working on four Assisted Living Facilities for a National Chain, located in New Jersey.

     FirstPlus Acquisitions-1, Inc.
     FirstPlus Acquisitions-1 is chiefly a real estate holding company and property management firm. Its purpose is to acquire real estate for leasing and investment purposes, as well as for use by FirstPlus subsidiaries. FirstPlus Acquisitions provides the FirstPlus Group and, more specifically, FirstPlus Development with the ability to acquire real estate and protect it from the risks associated with major construction. The firm will serve to reduce the liability of the other subsidiaries by limiting the exposure associated with the owning of real estate.
     The Premier Group, LLC
     The Premier Group, LLC, a Florida limited liability company, was acquired by FirstPlus Enterprises on January 31, 2008 and provides insurance adjusting services and claims processing services to the general public. A typical Premier Group client has sustained damage to their residential or commercial property and must process a claim with an insurance underwriter. The Premier Group is licensed, bonded and fully operational in South Florida, as well as in Pennsylvania and plans to expand services in the near future to include Central and Northern Florida during 2008. Application for licensing has been also initiated in order to expand the Company’s services to New Jersey, Delaware, New York, and Maryland.
RESULTS OF OPERATIONS
     Three months ended March 31, 2008
The following discussion and financial information is presented to aid in understanding our consolidated financial position and results of operations for the quarter ended March 31, 2008. The Company’s activities during quarter ended March 31, 2007 were primarily focused on the Olé Auto Group and developing new business opportunities. The Olé Auto Group was sold effective March 31, 2008. Accordingly, the Company’s management has concluded that comparisons of the Company’s results of operations for the three months ended March 31, 2008 to the three months ended March 31, 2007 are not helpful to an evaluation and understanding of the Company. Accordingly, (other than for Liquidity and Capital Resources) the discussion below focuses on the Company’s lines of business and the Company’s results of operations for the three months ended March 31, 2008.
     REVENUES
     Revenues for the three months ended March 31, 2008 were generated primarily from the operations of the following subsidiaries: FIRSTPLUS Financial Group, Inc., and its wholly-owned subsidiaries, Rutgers Investment Group, Inc., First Plus Development, Inc., and First Plus Enterprises, Inc. and consisted of gross revenues from sales of approximately $1,342,000, gain on sale of Olé Auto Group, Inc. of approximately $1,083,000 and interest income of approximately $11,000.
     GROSS PROFIT (LOSS)
     Gross profit for the three months ended March 31, 2008, was approximately 32% which is comprised of 32% for subsidiary operations.
     OPERATING EXPENSES
     Operating expenses for the three months ended March 31, 2008, include expenses for the subsidiaries operations, as well as for the Company, and consist of a provision for loan losses of approximately $84,000, salaries of approximately $1,354,000 and commissions of approximately $84,000 related to Olé, facility rents of approximately $216,000, professional fees related to acquisitions, sales and organizational matters of approximately $1,200,000 and other overhead of approximately $1,012,000.
     OTHER INCOME (EXPENSE), NET
     The Company earned approximately $11,000 in non-operating interest income on investments owned during the three months ended March 31, 2008.
     INVENTORY
     The Olé Auto Group was sold effective March 31, 2008, and as of March 31, 2008, the inventory of the Company’s remaining operations is immaterial.
     LIQUIDITY AND CAPITAL RESOURCES
     As of March 31, 2008, the Company had approximately $1,200,000 in cash and cash equivalents, as compared to approximately $12,900,000 on March 31, 2007 due to acquisitions and operations growth. During the quarter ended March 31, 2008, the Company’s cash position was decreased by approximately $1,400,000 from the prior year’s comparable period. The Company used approximately $1,500,000 in cash in its operating activities for the quarter ended March 31, 2008 as compared to cash usage of $3,700,000 for operating activities for the quarter ended March 31, 2007. There was a net loss of $(2,677,239) and depreciation and amortization expense of $97,668 that did not involve a use of cash as compared to a net loss of $3,097,441 and depreciation and amortization expense of $717 for the quarter ended March 31, 2007. From the prior year’s comparable period, the Company’s accounts receivable increased by approximately $1,596,000 and prepaid professional fees increased by $392,000 due to costs incurred with an acquisition and sale transactions and compliance activities. In addition from the prior year’s comparable period, accrued expenses decreased by approximately $669,000, and other operating items used approximately $495,000 in cash as compared to cash usage of $597,000 for the quarter ended March 31, 2007. The Company used approximately $18,700,000 in cash in its investing activities at March 31, 2007 as compared to $361,000 for investing activities at March 31, 2008. Specifically, the Company acquired the Premier Group, LLC for $425,000 in cash and 1,000,000 shares of its common stock at $0.10 at the closing price on January 31, 2008. Also the Company’s subsidiary FirstPlus Acquisitions sold all of the outstanding capital stock of the Olé Auto Group effective March 31, 2008 for $3,200,000 payable under a promissory note for an initial term of seven years.
     Finally, at the quarter ended March 31, 2008, the Company used approximately $116,000 in its financing activities comprised of principal repayments on loans and notes payable while providing approximately $588,000 in cash with financing activities including approximately $588,000 proceeds from a line of credit. At March 31, 2007, the Company used approximately $3,618,000 in its financing activities comprised of dividend payments while receiving $312,000 in cash with financing activities including approximately $312,000 in proceeds from a notes payable.
     As of March 31, 2008, no receivables were greater than 60 days past due; however, an immaterial number of vehicles were repossessed by the Olé Auto Group during the quarter then ended.
     Management cannot provide assurance that the Company will ultimately achieve profitable operations or remain cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy for the next nine months. However, if the Company is unable to realize sufficient revenues from its operations or is unable to raise or realize additional capital in the future, management expects that the Company will need to seek additional capital on less favorable terms and/or pursue other remedial measures. The financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
     ENTRY INTO NEW BUSINESSES
     In January 2008, the Company acquired the Premier Group, LLC. The Premier Group provides insurance adjusting services and claims processing services to the general public. The Premier Group is licensed, bonded and fully operational in South Florida, as well as in Pennsylvania and plans to expand services in the near future to include Central and Northern Florida by November 2008; the licensing application process has been also initiated in order to expand the Company’s services to New Jersey, Delaware, New York, and Maryland.
OFF-BALANCE SHEET ARRANGEMENTS
     The Company does not have any off-balance-sheet arrangements.
RISK FACTORS
Our Annual Report on Form 10-KSB for the year ended December 31, 2007, includes a detailed discussion of our risk factors. The risks described in our Form 10-KSB are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
CRITICAL ACCOUNTING POLICIES
Principles of Consolidation:
     The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, Rutgers Investment Group, Inc., First Plus Development, Inc., and First Plus Enterprises, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
Goodwill and Other Intangibles:
     Goodwill is not amortized. All other intangibles arising from acquisitions have finite lives and are amortized over their estimated useful lives ranging from 5 to 7 years using the straight-line method.
      Goodwill and net other intangibles are reviewed to assess recoverability at least annually and when certain impairment indicators are present. No material impairments occurred with respect to the carrying value of our goodwill or other intangible assets in the first quarter of 2008.
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
Item 4T. Controls and Procedures
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
     Due to resource restraints, adequate staffing of personnel in the accounting and financial reporting functions has not yet been attained. The Company’s shortage of personnel and inadequate segregation of duties, as well as resource restraints contribute to the lack of effective controls over financial reporting.
      There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
     Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. As stated above, there has been no change in the Company’s internal control over financial reporting during the period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
          The Company is in the process of working towards implementing the needed changes to be in compliance for Sarbanes-Oxley Act, Section 404. The Company had retained a third party consultant to map out the material processes of the Company. Items that have been addressed are the Code of Ethics, Policy and Procedures Governing Sales and Purchases of Company Securities by Insiders, the Employee Handbook, Email Policy and Procedures to be Followed When Considering an Acquisition. Items that have been addressed and continue to be addressed are the Financial Reporting Process, Strategic Planning Process, Succession Planning and a Continuity/Disaster Recovery Plan. Additional effort is needed to fully remedy the deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. The Company’s management, audit committee, and directors will, subject to resource restraints, implement policies and procedures in order that our controls and procedures are adequate and effective.

Item 8B. Other Information.
     There are no items required to be disclosed on Current Report on Form 10-Q during the quarter ended March 31, 2008 that were not so reported.
PART II — OTHER INFORMATION
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.
On January 31, 2008, FirstPlus Enterprises, Inc. a Company subsidiary acquired certain limited liability company interests. As part of the purchase price for these interests, the Company issued to the sellers of the interests, 1,000,000 shares of its common stock which had a closing price of $0.10 per share on January 31, 2008.
     The securities issued in the above transaction did not involve a public offering and were issued to “accredited investors” as defined under Regulation D promulgated under the Securities Act of 1933 and as such were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D as promulgated thereunder.
Item 5. Other Information
     On May 19, 2008, the Company received a letter from Joseph Steward notifying the Company of his resignation, as of May 19, 2008 as a member of the Board of Directors of the Company. A copy of Mr. Steward’s letter is attached as Exhibit 17.
Item 6. Exhibits.
     A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page ___, which immediately precedes such exhibits.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PLUS FINANCIAL GROUP, INC.
Date: May 20, 2008	By:	/s/ John Maxwell
John Maxwell
Chief Executive Officer and Chairman of the Board of Directors

Date: May 20, 2008	By:	/s/ William Handley
William Handley
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Modified Third Amended Plan of Reorganization of FirstPlus Financial, Inc. (2)

2.2	Trust Agreement for the FPFI Creditor Trust (2)

3.1	Amended and Restated Articles of Incorporation, as amended (2)

4.1	Second Amended and Restated Bylaws (2)

4.1.1	Rights Agreement, dated as of May 20, 1998, between FirstPlus Financial Group, Inc. and ChaseMellon Shareholder Services, L.L.C. (1)

4.1.2	First Amendment to Rights Agreement, dated as of October 25, 2001, between FirstPlus Financial Group, Inc. and Mellon Investor Services LLC (2)

4.1.3	Second Amendment to Rights Agreement, dated as of June 27, 2002, between FirstPlus Financial Group, Inc. and Mellon Investor Services LLC (2)

4.2	Certificate of Designation of Series C Junior Participating Preferred Stock (1)

10.1	FirstPlus Financial Group, Inc. Grantor Residual Trust Agreement, dated July 15, 2002 (2)

10.2	Asset Purchase Agreement dated July 23, 2007, by and among Rutgers Investment Group, LLC, Learned Associates of North America, LLC, Seven Hills Management, LLC, Peter S. Fox and Rutgers Investment Group, Inc.(3)

10.3	Agreement for Purchase And Sale of Membership Interests dated July 30, 2007, by and among Globalnet Enterprises, LLC and its members, to wit: Learned Associates of North America, LLC, Seven Hills Management, LLC, Diversified Development LLC and Ajax Baron, LLC on the one hand and FirstPlus Enterprises, Inc. and FirstPlus Development Company on the other hand.(4)

10.4	Non-negotiable Promissory Note, dated as of July 30 2007, made by FirstPlus Enterprises, Inc. and FirstPlus Development Company, with FirstPlus Financial Group, Inc. as guarantor, in favor of Globalnet Enterprises, LLC in the amount of one million, four hundred ninety five thousand dollars.(4)

10.5*	Stock Purchase Agreement, effective as of March 31, 2008, by and between FirstPlus Enterprises, Stalwart Enterprises, Inc. for the purchase by Stalwart Enterprises, Inc. of all of the outstanding capital stock of the Olé Auto Group, Inc.

17*	Resignation Letter of Joseph Steward dated May 19, 2008.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed Herewith

(1)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed as of May 29, 1998.

(2)	Incorporated by reference to the exhibits included with our Current Report on Form 10-KSB for the year ended December 31, 2004.

(3)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed as of July 24, 2007.

(4)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed as of August 2, 2007.