Form 10QSB
period 2008-06-30
FIRSTPLUS FINANCIAL GROUP INC
filed 2008-09-25
CIK 1000368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number: 001-13753

FIRSTPLUS FINANCIAL GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	75-2561085
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4285 SW Martin Highway, Palm City, FL	34990
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (772) 221-4806

122 West John Carpenter Freeway, Suite 450 Irving, Texas 75039_ (972) 717 –7969 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer  ☐    Accelerated filer ☐   Non-accelerated filer ☐ (Do not check if a smaller reporting company)             Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

61,095,090 shares of common stock issued and outstanding as of August 1, 2008

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

_____________________________________________________________________________

TABLE OF CONTENTS

Page No.
NOTE CONCERNING FORWARD-LOOKING INFORMATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	1
Consolidated Statements of Operations for the Three-Month Periods Ended June 30, 2008 and 2007	2
Consolidated Statements of Cash Flows for the Three-Month Periods Ended June 30, 2008 and 2007	3-4
Notes to Consolidated Financial Statements	5-11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12-17
Item 4T. Controls and Procedures	17
PART II: OTHER INFORMATION Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6. Exhibits	19

SIGNATURES	20-22

EXHIBIT INDEX

FIRSTPLUS Financial Group, Inc.

Consolidated Balance Sheets

	(Unaudited) June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$1,126,289	$2,615,260
Accounts receivable net of allowances	1,344,584	3,441,208
Other receivables, factors		558,864
Inventory	6,421	612,341
Prepaid expenses	592,015	273,637
Tax refund receivable	16,000	16,000
Total current assets	3,085,309	7,517,310
Land	-	1,040,000
Property and equipment (net of accumulated depreciation of $229,904 and $155,274)	2,907,566	3,681,048
Notes receivable	3,192,047	347,316
Security deposits	12,000	71,117
Advances	564,949	70,000
Employee advances	31,206	31,206
Goodwill	4,194,530	5,447,998
Licenses and trademarks (net of accumulated amortization of $3,115 and $3,110)	36,203	35,625
Deposits	100,000	-
Deferred tax asset	1,379,315	1,379,315
Total assets	$15,503,125	$19,620,935
LIABILITIES AND STOCKHOLDERS' EQUITY:
Line of credit	$1,000,000	$1,000,000
Accounts payable	1,570,395	298,069
Accrued expenses	678,902	1,000,239
Billings in excess of costs and estimated earnings on uncompleted contracts	-	90,994
Deferred revenue	37,569	44,261
Notes payable	1,252,197	720,000
Total current liabilities	4,539,063	3,153,563
Commitments and contingencies	-	-
Total liabilities	4,539,063	3,153,563
Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 61,095,100 and 49,845,100 shares issued and outstanding June 30, 2008 and December 31, 2007, respectively	610,951	498,451
Additional paid in capital	15,815,102	17,574,354
Accumulated deficit since December 31, 2002 when a deficit of $312,527,864 was eliminated in connection with a quasi-reorganization	(5,461,991)	(1,605,433)
Total stockholders' equity	10,964,062	16,467,372
Total liabilities and stockholders' equity	$15,503,125	$19,620,935

The accompanying notes are an integral part of the consolidated financial statements

FIRSTPLUS Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended June 30, 2008	For The Three Months Ended June 30, 2007	For The Six Months Ended June 30, 2008	For The Six Months Ended June 30, 2007
Revenues	$1,330,783	$4,770,312	$2,426,007	$6,201,095

Cost of goods sold	1,117,784	2,998,437	1,785,600	3,950,936

Gross profit	212,999	1,771,875	640,407	2,250,159

Operating expenses:
General and administrative	1,941,588	1,940,159	5,145,464	2,682,767

Total operating expenses	1,941,588	1,940,159	5,145,464	2,682,767

Operating income (loss)	(1,728,589)	(168,285)	(4,505,057)	(432,609)

Non-operating income:
Impairment of goodwill	(1,729,011)	-	(1,729,011)	-
Gain on Sale of Ole` Auto Group	-	-	1,082,888	-
Loss on Sale of Real Estate	-	-	(251,601)	-
Other income	41,681	-	41,681	-
Note discounts	(51,590)	-	(51,590)	-
Interest, net	(5,084)	114,349	(60,355)	297,614

Income (loss) before provision for income taxes	(3,472,593)	(53,936)	(5,473,044)	(134,995)

Provision for income taxes	-	-	-	-

Net income (loss)	$(3,472,593)	$(53,936)	$(5,473,044)	$(134,995)
Earnings (loss) per share	$ (0.06)	$(-)	$(0.10)	$(-)
Weighted average of common shares outstanding	61,095,100	48,245,090	54,203,423	48,245,090

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTPLUS Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

For the six months ended June 30,	2008	2007

Cash flow from operating activities:
Net loss	$(5,473,044)	$(134,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for bad debts	(315,461)	726,469
Depreciation	107,455	3,988
Gain on Sale of Ole` Auto Group	(1,082,888)	-
Loss on sale of real estate	251,601	-
Impairment of goodwill	1,729,011	-
Changes in operating assets and liabilities:
Accounts receivable	2,412,085	(4,805,435)
Other receivables - factors	558,864	-
Inventory	605,920	(190,582)
Prepaid expenses	(318,378)	(890,831)
Advances	(494,949)	-
Notes receivable	355,269	102,457
Security deposits	59,117	(10,700)
Accounts payable	1,272,326	41,978
Income taxes payable	-	(23,809)
Accrued expenses	(321,337)	535,460
Billings in excess of costs and estimated earnings on contracts in progress	(90,994)	-
Deferred revenue	(6,692)

Net cash used in operating activities	(852,678)	(4,646,000)

Cash flows from investing activities:
Purchase of property and equipment	(242,806)	(702,435)
Sale of land	1,040,000	-
Sale of building	908,833	-
Purchase of land	-	(1,040,000)
Purchase of Premier Group	(425,000)	-
Purchase of licenses and trademarks	583	-
Stalwart Note Receivable	3,200,000	-
Sale of Ole` Auto Group	852,153
Collection on bankruptcy estate claim	-	2,341,761
Commitment on bankruptcy estate claim	-	366,240
Collection on note receivable Capital Lending Strategies, LLC	-	19,211

Net cash provided by investing activities	1,168,490	984,777

For the six months ended June 30,	2008	2007
Cash flows from financing activities:
Proceeds from notes payable	1,132,197	-
Repayment of notes payable	(600,000)	-
Note payable - Ole` Auto Group	-	(208,000)
Additional paid in capital	-	7,232
Net cash provided by (used in) financing activities	532,197	(200,768)

Net decrease in cash	$(1,488,971)	$(3,861,991)

Cash at the beginning of the period	$2,615,260	$13,021,978

Cash at the end of the period	$1,126,289	$9,159,987

Supplemental disclosure of cash flow information:

Cash paid for:

Interest	$ -	$ -

Taxes	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements.

______________________________________________________________________________

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

Rutgers Investment

Management’s focus on Rutgers Investment has been to qualify Rutgers Investment in 48 states as a mortgage banker. This process entails applying for mortgage banking licenses in each of the 48 states and thereafter qualifying as a mortgage banker in the particular state. Management anticipates that Rutgers Investment will be qualified as a mortgage banker in approximately 15 states during the fourth quarter of 2008. The remainder of this licensing process should be substantially completed by year-end.

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

     The Company also issued 250,000 shares of its common stock to a financing consultant who arranged warehouse line of credit financing effective April 1, 2008.

      The Company closed Rutgers Investment Group’s New York division during the quarter ending June 30, 2008 and recorded an impairment charge against goodwill associated with the acquisition of Rutgers Investment Group in July 2007.

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

     The Company closed its FirstPlus Restoration division during the quarter ending June 30, 2008 and recorded an impairment charge against goodwill associated with the acquisition of FirstPlus Restoration in July 2007.

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

2

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

Income Taxes:

     In accordance with SFAS No. 109, “Accounting for Income Taxes,” and FIN 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. Based on the March 31, 2008 loss, FPFG will have a net operating loss carryforward available of approximately $45,300,000. A valuation allowance is provided against the deferred tax asset for future taxable income as realization is uncertain.

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

The Company closed Rutgers Investment Group’s New York division during the quarter ending June 30, 2008 and recorded an impairment charge of $638,333 against goodwill associated with the acquisition of Rutgers Investment Group in July 2007.

     The Company closed its FirstPlus Restoration division during the quarter ending June 30, 2008 and recorded an impairment charge of $1,090,678 against goodwill associated with the acquisition of FirstPlus Restoration &

Facilities Services in July 2007.

The Company recorded total impairment charges of $1,729,011 against goodwill associated with the acquisitions of Rutgers Investment Group and FirstPlus Restoration & Facilities Services during the quarter ended June 30, 2008.

3

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

     The funds set aside by the bankruptcy trustee are not readily accessible to the Company; therefore, the Company did not consider the funds to be cash or cash equivalents as of  June 30, 2008.

4

Commitments and Contingencies

       On May 8, 2008, federal officials executed a search warrant at the FirstPlus Financial Group, Inc. corporate offices in Irving, Texas and several of its subsidiaries’ offices. FirstPlus Financial Group, Inc. denies any wrongdoing and if any charges are ever brought, it will vigorously defend them.

      The Company and its major subsidiaries will continue to function in a normal business manner and also continue to serve its customers.

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

Rutgers Investment

Management’s focus on Rutgers Investment has been to qualify Rutgers Investment in 48 states as a mortgage banker. This process entails applying for mortgage banking licenses in each of the 48 states and thereafter qualifying as a mortgage banker in the particular state. Management anticipates that Rutgers Investment will be qualified as a mortgage banker in approximately 15 states during the fourth quarter of 2008. The remainder of this licensing process should be substantially completed by year-end.

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

FirstPlus Restoration

     The Company closed its FirstPlus Restoration division during the quarter ending June 30, 2008 and recorded an impairment charge of $1,090,678 against goodwill associated with the acquisition of FirstPlus Restoration & Facilities Services in July 2007.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2008

The following discussion and financial information is presented to aid in understanding our consolidated financial position and results of operations for the quarter ended June 30, 2008. The Olé Auto Group was sold effective March 31, 2008. Accordingly, the Company’s management has concluded that comparisons of the Company’s results of operations for the three months ended June 30, 2008 to the three months ended June 30, 2007 are not helpful to an evaluation and understanding of the Company. Accordingly, (other than for Liquidity and Capital Resources) the discussion below focuses on the Company’s lines of business and the Company’s results of operations for the three months ended June 30, 2008.

Six months ended June 30, 2008

The following discussion and financial information is presented to aid in understanding our consolidated financial position and results of operations for the quarter ended June 30, 2008. The Company’s activities during quarter ended June 30, 2007 were primarily focused on developing new business opportunities. The Olé Auto Group was sold effective June 30, 2008. Accordingly, the Company’s management has concluded that comparisons of the Company’s results of operations for the three months ended June 30, 2008 to the three months ended June 30, 2007 are not helpful to an evaluation and understanding of the Company. Accordingly, (other than for Liquidity and Capital Resources) the discussion below focuses on the Company’s lines of business and the Company’s results of operations for the three months ended June 30, 2008.

REVENUES

Revenues for the three months ended June 30, 2008 were generated primarily from the operations of the following subsidiaries: FIRSTPLUS Financial Group, Inc., and its wholly-owned subsidiaries, Rutgers Investment Group, Inc., First Plus Development, Inc., and First Plus Enterprises, Inc. and consisted of gross revenues from sales of approximately $1,331,000 and other income of approximately $42,000.

Revenues for the six months ended June 30, 2008 were generated primarily from the operations of the following subsidiaries: FIRSTPLUS Financial Group, Inc., and its wholly-owned subsidiaries, Rutgers Investment Group, Inc., First Plus Development, Inc., and First Plus Enterprises, Inc. and consisted of gross revenues from sales of approximately $2,426,000, gain on sale of Olé Auto Group, Inc. of approximately $1,083,000 and other income of approximately $42,000.

GROSS PROFIT (LOSS)

Gross profit for the three months ended June 30, 2008, was approximately 16% which is comprised of 16% for subsidiary operations.

Gross profit for the three months ended June 30, 2008, was approximately 26% which is comprised of 26% for subsidiary operations.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2008, include expenses for the subsidiaries operations, as well as for the Company, and consist of salaries of approximately $1,018,000 impairment of goodwill of approximately $1,729,000 and other overhead of approximately $924,000.

Operating expenses for the six months ended June 30, 2008, include expenses for the subsidiaries operations, as well as for the Company, and consist of salaries of approximately $2,102,000, professional fees of approximately $1,253,000,  impairment of goodwill of approximately $1,729,000 and other overhead of approximately $1,791,000.

OTHER INCOME (EXPENSE), NET

The Company earned approximately $42,000 in non-operating interest income on investments owned during the three months ended June 30, 2008.

The Company earned approximately $42,000 in non-operating interest income on investments owned during the three months ended June 30, 2008.

INVENTORY

The Olé Auto Group was sold effective March 31, 2008, and as of March 31, 2008, the inventory of the Company’s remaining operations is immaterial.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, the Company had approximately $1,100,000 in cash and cash equivalents, as compared to approximately $7,300,000 on June 30, 2007 due to acquisitions and operations growth. During the six months ended June 30, 2008, the Company’s cash position was decreased by approximately $1,500,000 from December 31, 2007. The Company used approximately $852,000 in cash in its operating activities for the six months ended June 30, 2008 as compared to cash usage of $4,600,000 for operating activities for the six months ended June 30, 2007. There was a net loss of $(5,473,044) and depreciation and amortization expense of $107,455 that did not involve a use of cash as compared to a net loss of $134,995 and depreciation and amortization expense of $3,988 for the six months ended June 30, 2007. From December 31, 2007, the Company’s accounts receivable decreased by approximately $2,412,000 and accounts payable increased by $1,272,000 due to costs incurred with an acquisition and sale transactions and compliance activities. In addition from December 31, 2007, accrued expenses decreased by approximately $321,000, and other operating items used approximately $2,510,000 in cash as compared to cash usage of $4,646,000 for the six months ended June 30, 2007. The Company provided approximately $1,168,000 in cash in its investing activities at June 30, 2008 as compared to $985,000 from investing activities at June 30, 2008. Specifically, the Company acquired the Premier Group, LLC for $425,000 in cash and 1,000,000 shares of its common stock at $0.10 at the closing price on January 31, 2008. Also the Company’s subsidiary FirstPlus Acquisitions sold all of the outstanding capital stock of the Olé Auto Group effective March 31, 2008 for $3,200,000 payable under a promissory note for an initial term of seven years.

Finally, for the six months ended June 30, 2008, the Company provided approximately $532,000 in its financing activities comprised of $600,000 principal repayments on loans and notes payable while providing approximately $1,132,000 in cash with financing activities. At June 30, 2007, the Company used approximately $201,000 in its financing activities comprised of dividend payments while receiving $201,000 in cash with financing activities including loan repayments of approximately $201,000.

As of June 30, 2008, no receivables were greater than 60 days past due.

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

During June & July 2008 BOD meetings, the Board returned Dr. Robert O’Neal  to the Board, and added William Todd Hickman, Paul H. Ballard, and Jack Roubinek, all  prominent and successful businessmen, to the BOD.  The BOD then named Robert O’Neal Chairman of the Board, and President. It also named William L Handley as Chief Executive Officer, and Gary D. Alexander as Acting Chief Financial Officer.

The BOD also engaged the services of the law firm Hulse-Stucki, PLLC to assist the Company in corporate governance, and to help the Company with coordinating communication with the U. S. Attorney’s Office to retrieve its aviation related asset.

The BOD also entered into a $ 300,000.00 loan agreement with Dr. Robert O’Neal.  To date only minimal amounts have been used by the Company.

On July 1, 2008 the Company's operating lease located at 122 West John Carpenter Freeway, Irving, TX was canceled by the landlord. At present, the Company has re-located its operations to a temporary commercial office space located at 4285 SW Martin Highway, Palm City, Florida.

Going forward FirstPlus plans to focus its efforts back on the core business – a successful mortgage company.

Item 6. Exhibits.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page ___, which immediately precedes such exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PLUS FINANCIAL GROUP, INC.

Date: August 20, 2008

By:

/s/ William L. Handley

William L. Handley

Chief Executive Officer

Date: August 20, 2008

By:

/s/ Gary D. Alexander

Gary D. Alexander

Acting Chief Financial Officer

EXHIBIT INDEX

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

____________

*

Filed Herewith

Exhibit 31.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William L. Handley certify that:

1.

I have reviewed this quarterly report on Form 10-Q of FIRSTPLUS Financial Group, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 20, 2008

By:

/s/ William L. Handleyl

William L. Handley

Chief Executive Officer

(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary D. Alexander, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of FIRSTPLUS Financial Group, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 20, 2008

By:

/s/ Gary D. Alexander

Gary D. Alexander

Acting Chief Financial Officer

(Acting Principal Financial Officer and

Acting Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FIRSTPLUS Financial Group, Inc., (the “Company”) on Form 10-Q for the quarter ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William L. Handley, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 20, 2008

By:

/s/ William L. Handley

William L. Handley

Chief Executive Officer

(Principal Executive Officer)